Form 10-K
period 2005-12-31
Altra Industrial Motion, Inc.
filed 2006-05-15
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-124944

ALTRA INDUSTRIAL MOTION, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	30-0283143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Hayward Street, Quincy, Massachusetts	02171
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 328-3300
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2005 was zero (there is no market for the common equity of the Registrant).
As of March 31, 2006, there were 1,000 shares of Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

FORWARD-LOOKING STATEMENTS
     We make “forward-looking statements” throughout this Form 10-K. Whenever you read a statement that is not solely a statement of historical fact, such as when we state that we “believe,” “expect,” “anticipate” or “plan” that an event will occur and other similar statements, you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this Form 10-K will happen as described or that any positive trends noted in this Form 10-K will continue. The forward-looking information contained in this Form 10-K is generally located under the headings “Form 10-K Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for, and potential results of, future operations and are based upon management’s current plans and beliefs or current estimates of future results or trends.
     Forward-looking statements regarding management’s present plans or expectations for new product offerings, capital expenditures, increasing sales, cost-saving strategies and growth involve risks and uncertainties relative to return expectations, allocation of resources and changing economic or competitive conditions, and as a result, actual results could differ from present plans or expectations and such differences could be material. Similarly, forward-looking statements regarding management’s present expectations for operating results and cash flow involve risks and uncertainties relative to these and other factors, such as the ability to increase revenues and/or to achieve cost reductions, and other factors discussed under “Risk Factors” or elsewhere in this Form 10-K, which also would cause actual results to differ from present plans or expectations. Such differences could be material.

Item 1. Business
Our Company
     We are a leading multinational designer, producer and marketer of a wide range of mechanical power transmission products. Our products are used in critical applications, such as fail-safe brakes for elevators, wheelchairs and forklifts. We also provide products for use in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations.
     We acquired our current business through the acquisition (the “PTH Acquisition) of Power Transmission Holdings, Inc. (“PTH”) from Colfax Corporation on November 30, 2004. PTH was a holding company for a group of companies that comprised the power transmission business of Colfax. At the time of the PTH Acquisition, the Kilian Company (“Kilian”), a holding company which had acquired Kilian Manufacturing Corporation, was acquired by our parent, Altra Holdings, Inc., for shares of our parent and subsequently transferred to us.
     We file reports and other documents with the Securities and Exchange Commission. You may read and copy any document we file at the SEC’s public reference room at Judiciary Plaza Building, 450 Fifth St., N.W., Room 1024, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC’s internet site at http://www.sec.gov.
     Our internet address is www.altramotion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K.
Business Strategy
     By pursuing the following strategies, we intend to continue to increase our sales through organic growth while improving our profitability through strategic cost reduction initiatives.
     Increase Market Share in Our Existing Markets:
•	Leverage Our Sales and Distribution Network. Due to our strength of brand, breadth of product offering and large installed base of products, we believe we have developed strong relationships with our distribution partners. We intend to continue to leverage our relationships with our distributors to gain shelf space and sell new products. For example, in 2002 we launched a product in our clutch brake line that incorporated similar features and technology as competitive products. Due to the strength of our Warner Electric brand, we quickly captured market share and generated net sales of approximately $1.9 and $2.4 million for fiscal 2004 and 2005, respectively. In addition, we will continue to actively pursue new OEM opportunities with innovative and cost-effective product designs and applications to help grow and protect our aftermarket revenues. This strategy capitalizes on customer brand preference for our products, generating pull-through aftermarket demand from our distribution channel. We believe this strategy also allows our distributors to achieve high profit margins, which further enhances our preferred position with them.

•	Focus on Strategic Marketing. We intend to continue to build our strategic marketing organization to focus on new growth opportunities in key, fast-growing OEM and end user markets, including elevators, food processing, material handling, packaging machinery and turf and garden. Through a systematic process that leverages our core brands and products, we seek to identify attractive product niches, collect customer and market data, identify market drivers, tailor product and service solutions to specific market and customer requirements and deploy resources to gain market share and drive future sales growth. In support of our strategic marketing initiatives, we recently began to redirect our sales organization to focus on key accounts in specific markets.

•	Accelerate New Product and Technology Development. In a number of our strategic markets, we have identified opportunities to expand our served market by introducing new products and by improving existing products. We intend to refocus our efforts with our integrated product management, engineering and manufacturing teams to work closely with customers to improve existing application performance, reduce overall cost of ownership and develop new products and technologies.
     Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market. We intend to leverage our five established sales offices in Australia, Hong Kong, Taiwan, Thailand and Singapore, as well as expand our manufacturing presence in Asia beyond our current plant in Shenzhen, China, to drive increased sales in the high-growth Asia-Pacific region. This region also offers excellent opportunities for low-cost country sourcing of procured material. During 2005, we sourced over 13% of our purchases through low-cost country sourcing, from which we experienced net cost reductions of approximately 40% for these products. In the next three years, we intend to utilize our global sourcing office in Shanghai to increase our current level of low-cost country sourcing to over 25% of purchases. We believe there are also opportunities to outsource some of our production from higher cost North American and Western European locations to China.
     Continue to Improve Operational and Manufacturing Efficiencies. We believe we can improve profitability through cost control, overhead rationalization, global process optimization, continued implementation of lean manufacturing techniques and strategic pricing initiatives. In addition, we have identified opportunities to further reduce costs by continuing to outsource the production of components and finished products to lower-cost manufacturing sources outside North America and Western Europe. Our operating plan, based on manufacturing centers of excellence, provides additional opportunities to reduce costs by sharing best practices across geographies and business lines and consolidating purchasing processes.
Products
     We produce and market a wide variety of mechanical power transmission products. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, machined-race bearings and other related products which are sold across a wide variety of industries. Our brand name products include Ameridrives, Boston Gear, Warner Electric, Formsprag Clutch, Industrial Clutch, Kilian, Marland Clutch, Nuttall Gear, Stieber and Wichita Clutch. Our products serve a wide variety of end markets including automotive, general industrial, material handling, mining, power generation, transportation and turf and garden. We primarily sell our products to OEMs such as John Deere, Carrier and General Electric and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.

     Our primary products include:

Products	Principal Brands	Principal Markets	Sample Applications
Clutches, Clutch Brakes	Warner Electric, Formsprag Clutch, Stieber, Wichita Clutch, Marland	Material handling, turf and garden, aerospace, marine and energy	Forklifts, elevators, lawn mowers and winches
Enclosed Gear Drives	Boston Gear, Nuttall Gear	Food processing, material handling and specialty machinery	Conveyors, industrial ovens and mixers
Open Gearing	Boston Gear	General industrial applications and specialty machinery	Printing and military
Couplings	Ameridrives	Steel, power generation and petrochemical	Strip mills and turbines
Machined-race Bearings	Kilian	General industrial applications and automotive	Sliding doors, steering columns, furniture and conveyors
     Our products are moving, wearing components that over time require replacement and, as a result, give rise to an on-going aftermarket opportunity. We believe that customers demonstrate a strong preference for replacing used products with new products of the same brand, our broad installed base encourages strong demand and makes our portfolio both valuable and attractive to our distributor network.
Sales and Marketing
     We sell our products in over 45 countries to over 400 direct original equipment manufacturer (“OEM”) customers and over 3,000 distributor outlets. We offer our products through our direct sales force consisting of over 225 sales and marketing personnel and our independent sales representatives. Our products are sold in the aftermarket in over 25 additional countries. We believe that our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate internationally, and to capitalize on growth opportunities in both developed and emerging markets around the world.
     We employ an integrated sales and marketing strategy concentrated on both key industries and individual product lines. We believe this dual vertical market and horizontal product approach distinguishes us in the marketplace allowing us to quickly identify trends and customer growth opportunities and deploy resources accordingly. Within our key industries, we market to OEMs, encouraging them to incorporate our products into their equipment designs, to distributors and to end users, helping to foster brand preference. With this strategy, we are able to leverage our industry experience and product breadth to sell mechanical power transmission solutions for a host of industrial applications.

Distribution
     Our mechanical power transmission components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. Our business is geographically diversified, with 75.5% of net sales for 2005 derived from customers in North America, 16.7% from customers in Europe and 7.8% from customers in Asia and other areas. We sell to over 3,000 distributor outlets, providing us with an extensive global sales network. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in influencing product purchasing decisions in the mechanical power transmission industry. In addition, distributors play a critical role through stocking inventory of our products, which affects the accessibility of our products to aftermarket buyers.
Competition
     We operate in highly fragmented and very competitive markets within the mechanical power transmission market. As a result, we compete against numerous businesses. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and couplings and some of our competitors are larger and have greater financial and other resources than we do. In particular, we compete with Emerson Power Transmission Manufacturing, L.P, Ogura Industrial Corporation, Regal-Beloit Corporation and Rockwell Automation. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. We may have to adjust prices to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacture our products.
Intellectual Property
     We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as employee and third party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the mechanical power transmission industry. With the exception of Boston Gear and Warner Electric, we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us, and applications we file for patent protection may not be allowed. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. In general, if we are unable to protect the proprietary nature of our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.
     With respect to proprietary know-how, we rely on trade secret laws in the United States and other jurisdictions and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

     Some of our registered and unregistered trademarks include: Ameridrives, Boston Gear, Formsprag Clutch, Industrial Clutch, Kilian, Marland Clutch, Nuttall Gear, Stieber, Warner Electric and Wichita Clutch.
Research and Development and Product Engineering
     We closely integrate new product development with marketing, manufacturing and product engineering in meeting the needs of our customers. We have product engineering teams that work to enhance our existing products and develop new product applications for our growing base of customers that require custom solutions. We believe these capabilities provide a significant competitive advantage in the development of high quality industrial power transmission products. Our product engineering teams focus on:
•	lowering the cost of manufacturing our existing products;

•	redesigning existing product lines to increase their efficiency or enhance their performance; and

•	developing new product applications.
Suppliers and Raw Materials
     We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our principal raw materials are steel, castings and copper. Our suppliers and sources of raw materials are based in both the United States and other countries and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or result of operations.
Environmental and Health and Safety Matters
     We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Many of our operations require environmental permits and controls to prevent and limit air and water pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time our operations may not be in full compliance with the terms and conditions of our permits. We are also subject to the federal Occupational Health and Safety Act and similar state and foreign laws which impose requirements and standards of conduct on our operations for the health and safety of our workers. We periodically review our operations, procedures and policies for compliance with environmental and health and safety requirements. We believe that our operations generally comply with applicable environmental regulatory requirements or that any non-compliances will not result in a material liability or cost to achieve compliance.
     Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the entire cost of investigation or remediation of contaminated sites upon the current site owners, the site owners and operators at the time the contamination occurred, and upon parties who generated wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of whether the owner owned the site at the time of the release of the hazardous substances or the lawfulness of the original waste disposal activity. As a practical matter, however, the costs of investigation and remediation are generally allocated among the viable responsible parties on some form of equitable basis. There is or could be contamination at some of our current or formerly owned or operated facilities, primarily related to historical operations at those sites, for which we could be liable under applicable environmental laws. We currently have not been identified as a potentially responsible party at any of our current or formerly owned sites. To the extent we believe there may be a material environmental condition or a risk to human health, safety or the environment, we or other parties who have contractual liability for the environmental conditions at those sites are investigating or addressing, or have plans to investigate or address, environmental conditions at certain of those facilities in accordance with applicable environmental requirements. Our costs or liability in connection with some of those sites cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. We are, however, being indemnified, or expect to be indemnified by, Colfax Corporation, subject to certain caps or limitations on the indemnification, for certain of those environmental costs and liabilities.
Employees
     As of December 31, 2005, we had approximately 2,161 employees, of whom approximately 34% were employed abroad, primarily in Europe where trade union membership is common. Approximately 277 of our North American employees are represented by labor unions. The four U.S. collective bargaining agreements to which we are a party will expire on August 10, 2007, September 20, 2007, February 3, 2008 and June 2, 2008, respectively. Two of the four collective bargaining agreements contain provisions for additional, potentially significant lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing. See “Risk Factors—We may be subject to work stoppages at our facilities, or our customers may be subject to work stoppages, which could seriously impact our operations and the profitability of our business.”
Item 1A. Risk Factors
We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be harmed.
     We operate in highly fragmented and very competitive markets in the mechanical power transmission industry. As a result, we compete against numerous businesses. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and couplings, and some of our competitors are larger and have greater financial and other resources than we do. In particular, we compete with Emerson Power Transmission Manufacturing, L.P., Ogura Industrial Corporation, Regal-Beloit Corporation and Rockwell Automation, Inc. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations, including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range, and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. We may have to adjust the prices of some of our products to stay competitive. In the future we may not have sufficient resources to continue to make such investments and may not be able to maintain our competitive position within each of the markets we serve.
     Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose market share in some of the markets in which we compete.
     There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost effective outside suppliers to source components or manufacture our products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be adversely affected.

Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance.
     Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. Some of the markets that we serve are highly cyclical, such as the metals, mining and energy markets. We have experienced a downturn and a reduction in sales and margins as a result of recent recessionary conditions. While we have undertaken restructuring and cost reduction programs to mitigate the effect of these conditions, we may be unsuccessful in doing so in the future and such actions may be insufficient. The present uncertain economic environment may result in significant quarter-to-quarter variability in our performance. Any sustained weakness in demand or continued downturn or uncertainty in the economy generally would further reduce our sales and profitability.
Our operating results may vary significantly in the future due to both internal and external factors affecting our business and operations.
     Our operating results may vary significantly in the future depending on a number of factors, many of which are out of our control, including:
•	the size, timing, cancellation or rescheduling of significant orders;

•	product configuration, mix, performance and quality issues;

•	market acceptance of our new products and product enhancements and new product announcements or introductions by our competitors;

•	manufacturing costs;

•	changes in the cost of raw materials;

•	changes in pricing by us or our competitors;

•	federal exchange rates related to our international operations;

•	seasonality related primarily to the turf and garden market;

•	our ability to develop, introduce and market new products and product enhancements on a timely basis;

•	our success in maintaining brand awareness and in expanding our sales and marketing programs;

•	the loss of any of our intellectual property rights or third-party infringement or misappropriation of our intellectual property rights;

•	the level of competition;

•	potential reductions in inventories held by channel partners;

•	slowing sales of the products of our channel partners;

•	levels of expenditures on research, engineering and product development;

•	changes in our business strategies;

•	personnel changes; and

•	general economic trends and other factors.
We rely on independent distributors and the loss of these distributors would adversely affect our business.
     In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in the overall competitive dynamics in the mechanical power transmission industry. During the year ended December 31, 2005, approximately 37.9% of our net sales were generated through industrial distributors. In particular, sales through our largest distributor accounted for approximately 9.4% of our net sales for the twelve months ended December 31, 2005. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a short notice period. The loss of a substantial number of these distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.
Our ability to develop or adapt to changing technology and manufacturing techniques is uncertain and our failure to do so could place us at a competitive disadvantage.
     The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs in the industries we serve and want to serve. For example, motion control products offer more precise positioning and control compared to industrial clutches and brakes. If manufacturing processes are developed to make motion control products more price competitive and less complicated to operate, our customers may decrease their purchases of mechanical power transmission products.
     Our products are characterized by performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:
•	product quality;

•	price competitiveness;

•	technical expertise and development capability;

•	reliability and timeliness of delivery;

•	product design capability;

•	manufacturing expertise;

•	sales support and customer service; and

•	overall management.
     Our success will depend on our ability to continue to meet our customers’ changing demands with respect to these criteria. We may not be able to address technological advances or introduce new products that may be necessary to remain competitive within our markets. Furthermore, our own technological developments may not be able to produce a sustainable competitive advantage.

Our operations are subject to international risks that could affect our operating results.
     Our net sales outside North America represented approximately 24.5% of our total net sales for 2005. Accordingly, our business is subject to certain risks associated with doing business internationally, and our future results could be adversely affected by a variety of factors, including:
•	fluctuations in currency exchange rates;

•	exchange controls;

•	compliance with U.S. Department of Commerce export controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	interest rates;

•	unexpected changes in regulatory requirements;

•	a change in foreign intellectual property law;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	potential political instability and the actions of foreign governments;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the Foreign Corrupt Practices Act.
     As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our debt.
     As of December 31, 2005, we had approximately $165.3 million of indebtedness (including borrowings under our senior revolving credit facility and capital leases). As of March 31, 2006, we have approximately $224.1 million of indebteness. The increase is due to the acquisition of Hay Hall on February 9, 2006. On a pro forma basis our annual service cost is approximately $23.0 million. We also have the ability to borrow up to an additional $27.6 million under our senior revolving credit facility. Subject to restrictions in the indentures governing our notes and our senior revolving credit facility, we may incur additional indebtedness.

     Our high level of indebtedness could have important consequences to you and significant adverse effects on our business, including the following:
•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness, which will reduce the funds available to us for operations and other purposes;

•	any and all of the indebtedness outstanding under our senior revolving credit facility will have a prior ranking claim on substantially all of our assets and all of the indebtedness outstanding under our purchase money indebtedness, equipment financing and real estate mortgages will have a prior ranking claim on the underlying assets;

•	our ability to fund a change of control offer may be limited;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.
     We expect to use cash flow from operations to pay our expenses and amounts due under outstanding indebtedness. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the registered notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt (including our notes), sell assets or borrow more money. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior revolving credit facility and our indentures, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially and adversely affect the value of the registered notes and our ability to pay the amounts due under the registered notes.
Our senior revolving credit facility and the indentures governing the registered notes impose significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.
     Our senior revolving credit facility and the indenture governing our notes impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:
•	incur additional indebtedness;

•	repay subordinated indebtedness prior to stated maturities;

•	pay dividends on or redeem or repurchase our stock or make other distributions;

•	issue capital stock;

•	make investments or acquisitions;

•	sell certain assets or merge with or into other companies;

•	restrict dividends, distributions or other payments from our subsidiaries;

•	sell stock in our subsidiaries;

•	create liens;

•	enter into certain transactions with stockholders and affiliates; and

•	otherwise conduct necessary corporate activities.
     Our senior revolving credit facility also requires us to comply with customary financial covenants including, a minimum fixed charge coverage ratio (when and if the available borrowing capacity is less than $12.5 million) of 1.10 for the four quarter period ending December 31, 2005 and 1.20 for all four quarter periods thereafter. There is a maximum annual limit on capital expenditures, from $7.9 million for fiscal year 2005 to $8.8 million for fiscal year 2009 and each fiscal year thereafter, provided that unspent amounts from prior periods may be used in future fiscal years.
     A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under our senior revolving credit facility or the indentures governing our notes, as applicable. If any such default occurs, the lenders under our senior revolving credit facility and the holders of the notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our senior revolving credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under our senior revolving credit facility, the lenders under the facility will have the right to proceed against the collateral granted to them to secure the debt. If the debt under our senior revolving credit facility or the notes were to be accelerated, our assets may not be sufficient to repay in full all of our other debt.
Material weaknesses in our internal controls over financial reporting have been identified which could result in a decrease in the value of our bonds.
     In connection with their audit of our 2005 financial statements, our independent auditors expressed concerns that as of the date of their opinion, our corporate financial organization lacked sufficient resources. Based upon these limited corporate resources, the independent auditors noted that we were unable to report accurate financial information in a timely manner. Based upon the timely financial reporting required of a public company, the outside auditors informed senior management and the Audit Committee of the Board of Directors that they believe this is a material weakness in internal controls. We are actively taking steps to address this material weakness. These steps include the recent hiring of an Internal Audit Manager and continued efforts to expand the corporate financial organization. Once these resources are in place we feel that we will be able to ensure the delivery of timely financial information.
     However, we cannot assure you that we will not have material weaknesses in the future. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial condition or results of operations. In either of those events, it could have an adverse effect on the value of the notes.

If we are unable to complete our assessment as to the adequacy of our internal controls over financial reporting as of December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if material weaknesses are identified and reported, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of the notes.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on the company’s internal control over financial reporting, including management’s assessment of the effectiveness of the company’s internal control over financial reporting as of the company’s year end. In addition, the accounting firm auditing a public company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. While we will expend significant resources in developing the necessary documentation and testing procedures, 2007 will be the first year for which we must complete the assessment and undergo the attestation process required by Section 404 and there is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our internal controls are not designed or operating effectively as required by Section 404, our accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. It is possible that material weaknesses in our internal controls could be found. If we are unable to remediate such material weaknesses arising by December 31, 2007, our accounting firm would be required to issue an adverse opinion on our internal controls. If our accounting firm disclaims an opinion as to the effectiveness of our internal controls or if they render an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of the notes to decline.
We rely on estimated forecasts of our OEM customers’ needs, and inaccuracies in such forecasts could adversely affect our business.
     We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business and we may purchase too much inventory and spend more capital than expected.
The materials used to produce our products are subject to price fluctuations that could increase costs of production and adversely affect our profitability.
     The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. If we are unable to pass on materials price increases to our customers, our future profitability may be materially and adversely affected.
We could face potential product liability claims relating to products we manufacture or distribute, which could result in us having to expend significant time and expense to defend these claims and to pay material claims or settlement amounts.

     We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage; however, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects or our ability to make payments under our debt obligations when due. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.
We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.
     As of December 31, 2005, we had approximately 2,161 employees, of whom approximately 34% were employed abroad, primarily in Europe where trade union membership is common. Approximately 277 of our North American employees are represented by labor unions. The four U.S. collective bargaining agreements to which we are a party will expire on August 10, 2007, September 20, 2007, February 3, 2008 and June 2, 2008, respectively. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such a disruption could interfere with our ability to deliver products on a timely basis and could have other negative effects, including decreased productivity and increased labor costs. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected. Many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used.
Changes in employment laws could increase our costs and may adversely affect our business.
     Various federal, state and international labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates and citizenship requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:
•	minimum wages;

•	mandated health benefits;

•	paid leaves of absence; and

•	tax reporting.
Unplanned repairs or equipment outages could interrupt production and reduce income or cash flow.
     Unplanned repairs or equipment outages, including those due to natural disasters, could result in the disruption of our manufacturing process. Any interruption in our manufacturing process would interrupt our production of products, reduce our income and cash flow and could result in a material adverse effect on our business.

We depend on the services of key executives, the loss of whom could materially harm our business.
     Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that our senior executives could not easily be replaced with executives of equal experience and capabilities. Although we have entered into severance agreements with certain of our key domestic executives, we can not prevent our key executives from terminating their employment with us. We do not maintain key person life insurance policies on any of our executives.
We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.
     We are subject to extensive foreign, provincial, federal, state and local laws, regulations and ordinances that:
•	regulate activities and operations that may have environmental or health and safety effects, such as discharges to air and water, and management and disposal practices for solid and hazardous wastes; and

•	impose liability for the costs of investigating and cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances.
     In particular, under applicable environmental laws, we may be responsible for the investigation and remediation of environmental conditions at currently owned or leased sites, as well as formerly owned, leased, operated or used sites. We may be subject to associated liabilities, including liabilities resulting from lawsuits brought by private litigants, relating to the operations of our facilities or the land on which our facilities are located, regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third-party or a neighboring facility whose operations may have affected our facility or land. This is because liability for contamination under certain environmental laws can be imposed on the current or past owners or operators of a site without regard to fault. Moreover, our operations generated hazardous wastes that are disposed of or treated at third-party owned or operated disposal sites. If those sites become contaminated, we could also be held responsible for the cost of investigating and remediating those sites. There may be environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse affect on our business.
We face additional costs associated with our post-retirement and post-employment obligations to employees which could have an adverse affect on our financial condition.
     As part of the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax Corporation, the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, and the Colfax PT Pension Plan, collectively referred to as the Prior Plans. We have established a defined benefit plan, or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spinoff of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or IRC, such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of IRC Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $2.9 million) was approximately $24.8 million as of December 31, 2005 while the fair value of plan assets was approximately $5.8 million as of

December 31, 2005. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. Funding requirements are estimated to be at least $7.4 million in 2006, $3.8 million in 2007, $2.6 million in 2008 and $1.9 million thereafter.
     Additionally, as part of the PTH Acquisition, we agreed to assume all pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $2.9 million as of December 31, 2005. There are no assets associated with these plans.
     Also as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $12.5 million as of December 31, 2005.
Our future success depends on our ability to integrate acquired companies and manage our growth effectively.
     Our growth through acquisitions has placed, and will continue to place, significant demands on our management, operational and financial resources. Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. Integration of companies demands substantial attention from senior management and the management of the acquired companies. In addition, we will continue to pursue new acquisitions, some of which could be material to our business if completed. We may not be able to integrate successfully our recent acquisitions or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.
We may not be able to protect our intellectual property rights, brands or technology effectively, which could allow competitors to duplicate or replicate our technology and could adversely affect our ability to compete.
     We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as on license, non-disclosure, employee and consultant assignment and other agreements and domain names registrations in order to protect our proprietary technology and rights. Applications for protection of our intellectual property rights may not be allowed, and the rights, if granted, may not be maintained. In addition, third parties may infringe or challenge our intellectual property rights. In some cases, we rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, we from time to time pursue potential claims relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.
Genstar Capital controls our company and its interests may conflict with yours.
     Genstar Capital and its affiliates, through their majority ownership of Altra Holdings, have the indirect power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets.

     The interests of Genstar Capital could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Genstar Capital as our ultimate controlling stockholder might conflict with your interests as a holder of the notes. Genstar Capital also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to you as holders of the notes.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
     In addition to our leased headquarters in Quincy, Massachusetts, we maintain 16 production facilities, eight of which are located in the United States, two in Canada, five in Europe and one in China. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2005 indicating the location, principal use and whether the facilities are owned or leased.

Location	Owned/Leased	Principal Use
Altra
United States
South Beloit, Illinois	Owned	Production and Administrative
Columbia City, Indiana	Owned	Production
Warren, Michigan	Owned	Production
Syracuse, New York	Owned	Production and Administrative
Erie, Pennsylvania	Owned	Production
Wichita Falls, Texas	Owned	Production
Quincy, Massachusetts	Leased	Corporate Headquarters
Niagara Falls, New York	Leased	Production
Charlotte, North Carolina	Leased	Production
International
Toronto, Canada	Owned	Production
Bedford, England	Owned	Production
Allones, France	Owned	Production
Saint Barthelemy, France	Owned	Production
Toronto, Canada	Leased	Production
Shenzhen, China	Leased	Production
Garching, Germany	Leased	Production
Heidelberg, Germany	Owned	Production
Item 3. Legal Matters
We are, from time to time, party to various legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, intellectual property claims, environmental claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.
Item 4. Submission of Matters to a vote of security holders
None.

PART II
Item 5. Market for the Registrants common equity and related stockholder matters
None.
Item 6. Selected Historical Financial Data
We were formed to facilitate the PTH Acquisition. The following table contains selected historical financial data of Altra for the year ended December 31, 2005 and the period from inception (December 1, 2004) to December 31, 2004 and PTH(“the Predecessor”), for the period from January 1, 2004 through November 30, 2004 and for the years ended December 31, 2001, 2002 and 2003. Colfax Corporation did not maintain separate financial statements for PTH as a stand-alone business. At the time of the PTH Acquisition, Colfax Corporation produced historical financial statements for PTH for the fiscal years ended December 31, 2001, 2002 and 2003. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

			Predecessor
		Altra	(Period
	Altra	(Period From	From
	Year	December 1	January 1
	ended	Through	Through		Year Ended
	December	December 31,	November 30,		December 31,
	31, 2005	2004)	2004)	2003	2002	2001
	(dollars in thousands)
Income Statement Data:
Net sales	$363,465	$28,625	$275,037	$266,863	$253,217	$259,761
Cost of sales	271,952	23,847	209,253	207,941	190,465	193,577

Gross profit	91,513	4,778	65,784	58,922	62,752	66,184
Selling, general and administrative expenses	61,520	8,973	45,321	49,513	48,303	50,508
Research and development expenses	4,683	378	3,947	3,455	3,103	2,518
(Gain) on sale of assets	(99)	—	(1,300)	—	—	—
Restructuring charge, asset impairment and transition expenses	—	—	947	11,085	27,825	—

Income (loss) from operations	25,409	(4,573)	16,869	(5,131)	(16,479)	13,158
Interest expense	17,065	1,410	4,294	5,368	5,489	6,655
Other expense (income)	(17)	—	148	465	(312)	94

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principles	8,361	(5,983)	12,427	(10,964)	(21,656)	6,409
Provision (benefit) for income taxes	3,917	(221)	5,532	(1,658)	2,455	4,794
Loss from disposal of discontinued operations, net of income taxes	—	—	—	—	(700)	(1,867)

Income (loss) from operations and disposal of discontinued operations, net of income taxes	4,444	(5,762)	6,895	(9,306)	(24,811)	(252)
Cumulative effect of change in accounting principle—goodwill impairment	—	—	—	—	(83,412)	—

Net income (loss)	$4,444	$(5,762)	$6,895	$(9,306)	$(108,223)	$(252)

Other Financial Data:
Depreciation and amortization	$11,533	$919	$6,074	$8,653	$9,547	$12,207
Purchases of fixed assets	6,199	289	3,489	5,294	5,911	4,374

			Predecessor
		Altra	(Period
	Altra	(Period From	From
	Year	December 1	January 1
	ended	Through	Through		Year Ended
	December	December 31,	November 30,		December 31,
	31, 2005	2004)	2004)	2003	2002	2001
	(dollars in thousands)
Cash flow provided by (used in):
Operating activities	13,835	5,623	3,604	(14,289)	21,934	27,658
Investing activities	(5,197)	(180,401)	953	(1,573)	(4,585)	(3,645)
Financing activities	(2,783)	179,649	(6,696)	12,746	(13,037)	(23,379)

	Altra	Altra	Predecessor
	December 31,	December 31,		December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$10,060	$4,729	$3,163	$5,214	$2,706
Property, plant and equipment, net	66,393	68,006	61,605	69,827	88,437
Total assets	297,404	299,051	174,324	173,034	281,567
Long-term debt	159,574	158,740	1,025	46,183	61,338
Total stockholder’s equity (deficit)/Invested capital	39,113	42,879	(3,004)	(9,418)	138,373
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. and its Predecessor should be read together with the Selected Historical Financial Data, and the financial statements of Altra Industrial Motion, Inc. and its Predecessor and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.”
General
     We are a leading multinational designer, producer and marketer of a wide range of mechanical power transmission products. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, machined-race bearings and other related products which are sold across a wide variety of industries. Our products serve a wide variety of end markets including automotive, general industrial, material handling, mining, power generation, transportation and turf and garden. We primarily sell our products to OEMs such as John Deere, Carrier and General Electric and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.
History and the Acquisitions
     Altra and PTH, its Predecessor, have designed and marketed mechanical power transmission products for over a century. Our current business began with the acquisition by Colfax Corporation of the mechanical power transmission group of Zurn Technologies, Inc. in December 1996. Colfax Corporation subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax Corporation’s acquisition of Imo Industries, Inc. In February 2000, Colfax Corporation acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber and Wichita Clutch brands. The businesses that formed PTH were operated as independent businesses within Colfax Corporation and participated in various strategic initiatives implemented by Colfax Corporation, including lean manufacturing programs.

     On November 30, 2004, we acquired PTH and Kilian. Although we plan to continue our focus on improved operating efficiency, the programs previously implemented by Colfax Corporation may be modified or terminated. Because of such modifications or terminations, the results of operations of the Predecessor may not be fully indicative of our results of operations as a stand-alone company. Since such acquisitions no previously implemented program has been modified or terminated. See “Risk Factors—Risks Related to Our Business—If we are unable to adequately replace services provided by our former parent our business and operations will be adversely affected.”
     On November 7, 2005, we entered into a purchase agreement with the shareholders of Hay Hall pursuant to which we agreed to acquire all of the outstanding share capital of Hay Hall for $50.5 million subject to certain purchase price adjustments described below. We will pay up to $6.0 million of the total purchase price in the form of deferred consideration. At the closing of the Hay Hall Acquisition, we deposited such deferred consideration into an escrow account for the benefit of the current Hay Hall shareholders, which is represented by a loan note. While the current Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred compensation placed in the escrow account. They will have no recourse against us unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became our direct or indirect wholly owned subsidiaries.
     Hay Hall is a UK-based holding company that is focused primarily on the manufacture of couplings and clutch brakes. The company consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.

Company	Products	Year Established
Bibby Transmissions Ltd.	Couplings	1919
Matrix International Ltd.	Clutch Brakes, Couplings	1939
Twiflex Ltd.	Clutch Brakes, Couplings	1946
Huco Engineering Industries, Ltd.	Couplings, Power Transmission Components	1965
Inertia Dynamics Inc.	Clutch Brakes	1971
Recent Cost Savings and Productivity Enhancement Initiatives
     Our Predecessor enacted significant cost savings programs over the last several years to reduce its overall cost structure and improve cash flows. Cost reduction programs included the consolidation of facilities, headcount reductions and reductions in overhead costs, which resulted in restructuring charges, asset impairment and transition expenses of $11.1 million and $27.8 million in the year ending December 31, 2003 and 2002, respectively. Cash outflows related to the restructuring programs were $2.2 million in 2004, $13.9 million in 2003 and $3.3 million in 2002. The financial impact of some of the specific cost reduction programs implemented by the Predecessor is listed below:
•	In 2002 and 2003, the Predecessor incurred transition expenses, including relocation, training, recruiting and moving costs, directly related to implementing its restructuring activities amounting to $2.6 million and $9.1 million, respectively.

•	In 2003, the Predecessor recorded a $2.0 million loss from the sale of certain real estate associated with facilities closed as a part of its restructuring activities.
     For a description of restructuring and other similar costs of the Predecessor, refer to Note 14 to the audited financial statements included elsewhere in this Form 10-K.

Critical Accounting Policies
     The methods, estimates and judgments we use in applying our critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. Our estimates are based upon historical experience and assumptions that we believe are reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what our management anticipates and different assumptions or estimates about the future could change our reported results.
     We believe the following accounting policies are the most critical in that they are important to the financial statements and they require the most difficult, subjective or complex judgments in the preparation of the financial statements.
     Revenue recognition. Sales and related cost of sales are recorded upon transfer of the title of the product, which occurs upon shipment to the customer, based on the invoice price less allowances for sales returns, cash discounts, and other deductions as required under generally accepted accounting standards. Collection is reasonably assured as determined through an evaluation of each customer’s ability to pay.
     Inventory. We value raw materials, WIP and finished goods produced since Inception at the lower of cost or market, as determined on a first-in, first-out (FIFO) basis. We periodically review the carrying value of the inventory and have at times, determined a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Retirement benefits. Pension obligations and other post retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, and per capita cost of covered health care benefits. Changes in discount rate and differences from actual results for each assumption will affect the amounts of pension expense and other post retirement expense recognized in future periods.
     Goodwill and Intangible assets. Intangible assets of the Predecessor consisted of goodwill, which represented the excess of the purchase price paid over the fair value of the net assets acquired. In connection with the PTH Acquisition, intangible assets were identified and recorded at their fair value, in accordance with SFAS No. 141, Business Combinations. We recorded intangible assets for customer relationships, tradenames and trademarks, product technology and patents, and goodwill. In valuing the customer relationships, tradenames and trademarks and product technology intangible assets, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues. If we do not meet the projected revenues used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which makes it extremely difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if any of the underlying assumptions differ significantly from future results. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives of 12 years and 8 years, respectively. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and tradenames and trademarks are considered indefinite lived assets. Tradenames and trademarks were determined to be indefinite lived assets based on the criteria stated in paragraph 11 in SFAS No. 142, Goodwill and Other Intangible Assets. This includes the fact that our tradenames and trademarks identify us and differentiate us from competitors, and therefore competition does not limit the useful life of the asset. All of our brands have been in existence for over 50 years and therefore are not susceptible to obsolescence risk. Additionally, we believe that our tradenames and trademarks will continue to generate product sales for an indefinite period. All indefinite lived intangible assets are reviewed at least annually to determine if an impairment exists. An impairment could be triggered by a loss of a major customer, discontinuation of a product line, or a change in any of the underlying assumptions utilized in estimating the value of the intangible assets. If an impairment is identified it will be recognized in that period.
     In accordance with SFAS No. 142, we will assess the fair value of our reporting units for impairment of intangible assets based upon a discounted cash flow methodology. Estimated future cash flows are based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined using the discounted cash flow calculation, goodwill impairment may be present. We would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the intangible asset. An impairment loss would be recognized to the extent that a reporting unit’s recorded value of the intangible asset exceeded its calculated fair value.
     We have allocated goodwill and intangible assets, arising from the application of purchase accounting for the Predecessor and Kilian acquisitions, and have allocated these assets across our reporting units. We evaluated our intangible assets at the reporting unit level at December 31, 2005 and found no evidence of impairment at that date. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The fair value of a reporting unit is estimated using the discounted cash flow approach, and is dependent on estimates and judgments related to future cash flows and discount rates. If the actual cash flows differ significantly from the estimates used by management, we may be required to record an impairment charge to write down the goodwill to its realizable value.
     Long-lived assets. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and for all assets to be disposed. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Our management determines fair value using discounted future cash flow analysis. Determining market values based on discounted cash flows requires our management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.

     Income taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that may be more likely than not to be realized. To the extent we establish a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of operations. In periods subsequent to establishing a valuation allowance, if we were to determine that we would be able to realize our net deferred tax assets in excess of our net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.
Non-GAAP Financial Measures
     The discussion of Results of Operations included below includes certain references to financial results on a “combined basis.” The combined results were prepared by adding the results of Altra from Inception to December 31, 2004 to those from the Predecessor for the 11 month period ending November 30, 2004. This presentation is not in accordance with generally accepted accounting principals. The primary differences between the predecessor entity and the successor entity are the inclusion of Kilian in the successor and the successor’s book basis has been stepped up to fair value, such that the successor has additional depreciation, amortization and financing costs. The results of Kilian are included in Altra for the period from December 1, 2004 through December 31, 2004 and the year ended December 31, 2005. Management believes that this combined basis presentation provides useful information for our investors in the comparison of Predecessor trends and operating results. The combined results are not necessarily indicative of what our results of operations may have been if the acquisitions of PTH or Kilian had been consummated earlier, nor should they be construed as being a representation of our future results of operations.
     The discussion of EBITDA (earnings before interest, income taxes, depreciation and amortization) included in the discussion of Results of Operations below is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, management believes that EBITDA provides useful information for our investors because it is useful for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with the historical performance of our Predecessor because significant line items within our statements of operations such as depreciation, amortization and interest expense are significantly impacted by the PTH Acquisition. Internally, EBITDA is used as a financial measure to assess the operating performance and is an important measure in our incentive compensation plans.
     EBITDA has important limitations, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA does not reflect:
•	cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, working capital needs;

•	the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debts;

•	tax distributions that would represent a reduction in cash available to us; and

•	any cash requirements for assets being depreciated and amortized that may have to be replaced in the future.

     EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, operating income (loss) and net (loss) income (each as determined in accordance with GAAP). Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
     To compensate for the limitations of EBITDA we utilize several GAAP measures to review our performance. These GAAP measures include, but are not limited to, net income (loss), operating income (loss), cash provided by (used in) operations, cash provided by (used in) investing activities and cash provided by (used in) financing activities. These important GAAP measures allow our management to, among other things, review and understand our uses of cash period to period, compare our operations with competitors on a consistent basis and understand the revenues and expenses matched to each other for the applicable reporting period. We believe that the use of these GAAP measures, supplemented by the use of EBITDA, allows us to have a greater understanding of our performance and allows us to adapt to changing trends and business opportunities.
Results of Operations

	Dollars in thousands
			From
			Inception
		Combined	(December 1,	Predecessor
	Year	12 Months	2004)	11 Months
	ended	ended	through	ended	Year-ended
	December	December 31,	December 31,	November 30,	December 31,
	31, 2005	2004	2004	2004	2003
Net sales	$363,465	$303,662	$28,625	$275,037	$266,863
Cost of sales	271,952	233,100	23,847	209,253	207,941

Gross profit	91,513	70,562	4,778	65,784	58,922
Gross profit percentage	25.2%	23.2%	16.7%	23.9%	22.1%
Selling, general and administrative expenses	61,520	54,294	8,973	45,321	49,513
Research and development expenses	4,683	4,325	378	3,947	3,455
Gain on sale of assets	(99)	(1,300)	—	(1,300)	—
Restructuring charge, asset impairment and transition expenses	—	947	—	947	11,085

Income (loss) from operations	25,409	12,296	(4,573)	16,869	(5,131)
Interest expense	17,065	5,704	1,410	4,294	5,368
Other non-operating (income) expense	(17)	148	—	148	465

Income (loss) before income taxes	8,361	6,444	(5,983)	12,427	(10,964)
Provision (benefit) for income taxes	3,917	5,311	(221)	5,532	(1,658)

Net income (loss)	$4,444	$1,133	$(5,762)	$6,895	$(9,306)

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Net sales. Net sales increased $59.8 million, or 19.7%, from $303.7 million on a combined basis, for the year ended December 31, 2004 to $363.5 million for the year ended December 31, 2005. Net sales increased primarily due to the inclusion of Kilian in the results of the year ended December 31, 2005. Kilian’s net sales for 2005 were $42.5 million. The remaining net increase was due to price increases, improving economic conditions at our customers in the steel, power generation and petro-chemical industries and increased sales to certain transportation and mining OEM customers, partially offset by a weakening at our turf and garden OEM customers. On a constant currency basis sales increased $58.7 million, or 19.3%, in 2005. Excluding Kilian, the constant currency increase in sales was $17.0 million, or 5.6%.
     Gross profit. Gross profit increased $21.0 million, or 29.7%, from $70.6 million (23.2% of net sales) on a combined basis, in 2004 to $91.5 million (25.2% of net sales) in 2005. The increase includes $9.1 million from Kilian for 2005. Excluding Kilian, gross profit increased approximately $11.9 million, or 16.8%, and gross profit as a percent of sales increased to 25.7%. The remaining increase in gross profit is attributable to price increases during the second half of 2005, an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.2 million, or 13.3%, from $54.3 million on a combined basis in 2004 to $61.5 million in 2005. The increase in selling, general and administrative expenses is due to the inclusion of Kilian in 2005, which contributed $3.4 million to the increase, $3.0 million of amortization of intangibles, $1.0 million management fee paid to Genstar offset by cost savings initiatives put in place during 2005. Excluding Kilian, selling, general and administrative expenses, as a percentage of net sales, increased from 17.9% in 2004 to 18.1% in 2005, primarily due to the amortization of intangibles and the management fee paid to Genstar, offset by the cost savings initiatives. On a constant currency basis, selling, general and administrative expenses increased $6.4 million, or 11.8%, from $54.3 million, on a combined basis, in 2004. Excluding Kilian, selling, general and administrative expenses, on a constant currency basis, increased $3.0 million, or 5.6%, and was 17.9% of sales.
     Research and development expenses. Research and development expenses increased $0.4 million, or 8.3%, from $4.3 million on a combined basis in 2004 to $4.7 million in 2005. The increase was primarily due to development projects for the turf and garden and petro-chemical industries.
     Gain on sale of assets. The Predecessor recorded a gain on sale of assets of $1.3 million during 2004 relating to the sale of surplus real estate. We recorded a gain of $0.1 million from the sale of surplus machinery during 2005.
     EBITDA. To reconcile net income to EBITDA for 2005, we added back to net income $3.9 million provision of income taxes, $17.1 million of interest expense and $11.5 million of depreciation and amortization expenses. To reconcile net income to EBITDA for 2004, we added back to net income $5.3 million provision of income taxes, $5.7 million of interest expense and $7.0 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $37.0 million for 2005 and $19.1 million for 2004.
     Interest expense. We recorded interest expense of $17.1 million during 2005 primarily due to the senior secured notes and the amortization of related deferred financing costs. On a combined basis, interest expense of $5.7 million was recorded during 2004.
     Provision for income taxes. The provision for income taxes was $3.9 million, or 46.8%, of income before taxes, for 2005, versus a combined provision of $5.3 million, or 82.4%, of income before taxes, for 2004. The 2004 provision as a percent of income before taxes was higher than that of 2005 primarily due to the impact of non-deductible transaction expenses incurred in connection with the PTH Acquisition in 2004.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
     Net sales. On a combined basis, net sales increased $36.8 million, or 13.8%, from $266.9 million in 2003 to $303.7 million in 2004. Net sales increased primarily due to continued strength in the turf and garden market, the general domestic industrial recovery and increased activity in the transportation and mining sectors which allowed us to increase sales prices and recover material surcharges from customers. Combined net sales in 2004 also include $3.2 million of sales from Kilian which is included in the amounts presented since Inception. On a constant currency basis, sales increased 11.6%.
     Gross profit. On a combined basis, gross profit increased $11.6 million, or 19.8%, from $58.9 million (22.1% of net sales) in 2003 to $70.6 million (23.2% of net sales) in 2004. The increase includes $0.9 million from Kilian since Inception. Approximately two-thirds of the absolute increase in gross profit is due to increased net sales as discussed above. The remaining increase in gross profit and the improvement noted in the gross profit percentage is due to cost savings resulting from restructuring activities completed in prior years.
     Selling, general and administrative expenses. On a combined basis, selling, general and administrative expenses increased $4.8 million from $49.5 million in 2003 to $54.3 million in 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 18.6% in 2003 to 17.9% in 2004. The change in selling, general and administrative expenses reflect the offsetting impact of increased sales commissions incurred from the increase in sales, incremental costs of approximately $1.0 million relating to corporate expenses not previously incurred by the Predecessor, one time $4.4 million transaction fee paid to Genstar and cost savings resulting from restructuring activities completed in prior years. On a constant currency basis, selling, general and administrative expenses increased by 7.1%, or $3.5 million, from $49.5 million in 2003 to $52.9 million in 2004.
     Research and development expenses. Research and development expenses increased $0.9 million, or 25.2%, from $3.5 million in 2003 to $4.3 million in 2004. The increase was due to the change in currency valuations and development projects for the turf and garden industry.
     Restructuring charge, asset impairment and transition expenses. The Predecessor recorded restructuring charge, asset impairment and transition expenses of $0.9 million in 2004 primarily as a result of relocation, training, recruiting and moving costs incurred to complete restructuring activities begun in 2002. These costs were significantly below the amounts recorded in prior years when the majority of the restructuring activities, as described under “—Recent Cost Savings and Productivity Enhancement Initiatives,” were taking place.
     EBITDA. To reconcile the 2004 net income to EBITDA, on a combined basis, we added back to net income $5.3 million provision of income taxes, $5.7 million of interest expense and $7.0 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA increased $16.0 million, or more than 500%, from $3.1 million for the year ended December 31, 2003 to $19.1 million for the same period in 2004 due to the factors described above.
     Interest expense. We recorded consolidated interest expense of $1.4 million during the period from Inception to December 31, 2004 primarily due to the senior secured notes and the amortization of related deferred financing costs. The Predecessor recorded interest expense of $4.3 million during the eleven month period ending November 30, 2004. This amount was trending below the $5.4 million recognized in 2003 largely as a result of reductions in the amount of outstanding debt.
     (Gain) on sale of assets. The Predecessor recorded a gain on sale of assets of $1.3 million during the 11 month period ending November 30, 2004 relating to the sale of surplus real estate.

     Other non-operating (income) expense. Other non-operating expense was $0.1 million in 2004 compared to $0.5 million in 2003. The higher expense in 2003 is primarily due to the write-off of deferred loan costs of approximately $0.4 million associated with refinancing. There were no deferred loan costs written-off in 2004.
     Provision for income taxes. The provision for income taxes was $5.3 million on a combined basis in 2004, versus a benefit of $1.7 million for 2003. The increase in the provision for 2004 was primarily a result of the increase in our taxable income for the year.
Liquidity and Capital Resources
     Historically, the Predecessor financed its capital and working capital requirements through a combination of cash flows from operating activities and borrowings from financial institutions and its former parent company, Colfax Corporation. We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior credit facility.
     Cash and cash equivalents totaled $10.1 million at December 31, 2005 compared to $4.7 million at December 31, 2004. The primary source of funds for fiscal 2005 was cash provided by operating activities of $13.8 million. Net cash provided by operating activities for 2005 resulted mainly from net income of $4.4 million, non-cash depreciation, amortization and deferred financing costs of $13.1 million, non-cash amortization of $1.7 million for inventory step-ups recorded as part of the PTH Acquisition which was offset by cash used by a net decrease in operating liabilities of $3.6 million and by cash used from a net increase in operating assets of $1.8 million.
     Net cash used in investing activities of $5.2 million for 2005 resulted from $6.2 million of purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure and from the $0.7 million final payment related to the acquisition of Kilian, partially offset by the sale of manufacturing equipment with proceeds of approximately $0.1 million and the return of approximately $1.6 million of the purchase price for PTH.
     Net cash used by financing activities of $2.8 million for 2005 consisted primarily of payments of expenses of $1.6 million on behalf of our parent and approximately $0.8 million of capital lease payments.
     Net cash flow provided by (used in) the Predecessor’s operating activities, in the eleven months ending November 30, 2004 and the years ending December 31, 2003 and 2002 was $3.6 million, $(14.3) million and $21.9 million, respectively. The increased cash flow provided by operating activities during 2004 was due primarily to increased sales and related operating results and a reduction in cash required to complete restructuring programs. The cash used in 2003 was primarily attributable to $13.9 million of cash required by the restructuring programs, an investment in inventories to support customer requirements during transition periods caused by restructuring programs and a reduction in accounts payable that had grown during 2002.
     Historically, the Predecessor’s investing activity was limited to the use of cash to purchase fixed assets which ranged from $5.0 to $6.0 million. We operate in a mature business and as a result do not have significant ongoing capital expenditure requirements. In recent years, surplus property was also sold which provided $4.4 million during the eleven months ending November 30, 2004 and $3.7 million and $1.3 million in the year ending December 31, 2003 and 2002, respectively.
Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

     We made capital expenditures of approximately $6.2 million in 2005. These capital expenditures will support on-going business needs.
     We incurred substantial indebtedness in connection with the PTH Acquisition. In addition, in connection with our acquisition of Hay Hall in February 2006, we issued £33.0 million of 11 1/4% Senior Notes. Based on an exchange rate of 1.7462 US Dollars to UK pounds sterling, the proceeds from these notes were approximately $57.6 million. The Notes are unsecured and are due in 2013. Interest on the Notes is payable in UK pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006.
     As of March 31, 2006, taking into account these transactions, we had approximately $224.1 million of total indebtedness outstanding (including capital leases) which on a pro forma basis, results in approximately $23.0 million in annual interest expense.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of March 31, 2006 there were no outstanding borrowings and $2.4 million of outstanding letters of credit under our senior revolving credit facility.
     During March 2006, we prepaid approximately $9.0 million of debt principal on behalf of Altra Holdings, Inc., our parent. Additionally, approximately $0.5 million and $0.3 million of prepayment premium and accrued interest, respectively, were paid by us on behalf of our parent.
     Our ability to make scheduled payments of principal and interest, to refinance our indebtedness, including the notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We have cash funding requirements associated with our pension plan which are estimated to be $7.4 million in 2006, $3.8 million in 2007, $2.6 million in 2008 and $1.9 million thereafter.
     Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. We may, however, need to refinance all or a portion of the principal amounts of our notes on or prior to maturity.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See “Risk Factors—Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Contractual Obligations
     The following table is a summary of our contractual cash obligations as of December 31, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter
Management fee(1)	$1.0	$1.0	$1.0	$1.0	$1.0	$1.0
Senior revolving credit facility(2)	—	—	—	—	—	—
Capital leases	0.2	0.2	—	—	—	—
Operating leases	2.7	2.3	1.4	0.7	0.5	1.5
Senior secured notes (3)	—	—	—	—	—	165.0

Total contractual cash obligations	$3.9	$3.5	$2.4	$1.7	$1.5	$167.5

(1)	We have entered into an advisory services agreement with Genstar Capital which requires the annual payment of $1.0 million for management and consulting services until the agreement is terminated per mutual agreement between Altra and Genstar Capital.

(2)	We have up to $30.0 million of borrowing capacity, through November 2009, under our senior revolving credit facility (including $10.0 million available for use for letters of credit). There were no outstanding borrowings and $2.4 million of outstanding letters of credit at both December 31, 2005 and March 31, 2006.

(3)	We have semi-annual cash interest requirements due on the senior secured notes with $14.9 million payable in, 2006, 2007, 2008, 2009 and 2010 and $13.6 million payable in 2011.
     We will have semi-annual cash interest requirements due on the notes relating to the Hay Hall transactions. Assuming an exchange rate of 1.72 U.S. dollar per U.K. pound sterling as of December 31, 2005, we will have $3.2 million payable in 2006, $6.4 million payable in 2007, 2008, 2009, 2010, 2011, and 2012 and $3.2 million payable in 2013. The principal balance of £33.0 million is due in 2013.
     We have cash funding requirements associated with our pension plan. These requirements are estimated to be $7.4 million in 2006, $3.8 million in 2007, $2.6 million in 2008 and $1.9 million thereafter.
     Earnings were insufficient to cover fixed charges in the period December 1, 2004 through December 31, 2004, and each of the years ended December 31, 2003 and 2002 by $6.0 million, $11.0 million and $21.7 million, respectively.
Income Taxes
     We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each legal entity is determined either (a) on a non-consolidated and non-combined basis or (b) on a consolidated and combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated and non-combined affiliated entities. As a result, we may pay income taxes to some jurisdictions even though on an overall basis we incur a net loss for the period.
     We have begun a preliminary analysis of the American Jobs Creation Act that was recently passed by both the U.S. House of Representatives and Senate and signed by the President in October of 2005. The Act provides a deduction that has the effect of reducing our tax rate and will be phased in over the next five years.

Seasonality
     We experience seasonality in our turf and garden business, which in recent years has represented approximately 10% of our net sales. As our large OEM customers prepare for the spring season, our shipments generally start increasing in December, peak in February and March, and begin to decline in April and May. This allows our customers to have inventory in place for the peak consumer purchasing periods for turf and garden products. The June-through-November period is typically the low season for us and our customers in the turf and garden market. Seasonality is also affected by weather and the level of housing starts.
Inflation
     Inflation can affect the costs of goods and services we use. The majority of the countries that are of significance to us, from either a manufacturing or sales viewpoint, have in recent years enjoyed relatively low inflation. The competitive environment in which we operate inevitably creates pressure on us to provide our customers with cost-effective products and services.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on our financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for our company beginning January 1, 2006, SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so that those items are recognized as current-period charges. This statement also requires the allocation of fixed production overhead costs based on the normal capacity of the production facilities regardless of the actual use of the facility. We do not believe that this statement will have any material impact on our financial position or results of operations.
Item 7A. Qualitative and Quantitative Information about Market Risk
     We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present, we do not utilize derivative instruments to manage this risk.

     Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2005 and 2004, the aggregate total assets (based on book value) of foreign subsidiaries were $74.6 million and $82.6 million, respectively, representing approximately 25.1% and 27.6%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro. The approximate exchange rates in effect at December 31, 2005 and 2004 were $1.19 and $1.36, respectively to the Euro. The result of a hypothetical 10% strengthening of the U.S. dollar against the Euro would result in a decrease in the book value of the aggregate total assets of foreign subsidiaries of approximately $7.5 million as of December 31, 2005.
     Currency transaction exposure. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.
     Interest rate risk. We are subject to market exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at prime rate plus 1.25% in the case of prime rate loans, or LIBOR rate plus 2.50%, in the case of LIBOR rate loans. As of December 31, 2005, we had no borrowings under our senior revolving credit facility and $2.4 million of outstanding letters of credit under our senior revolving credit facility. Due to the minimal amounts of outstanding debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.
The Sarbanes-Oxley Act of 2002 and Material Weakness in Internal Control
     In connection with their audit of our 2005 financial statements, our independent auditors expressed concerns that as of the date of their opinion, our corporate financial organization lacked sufficient resources. Based upon these limited corporate resources, the independent auditors noted that we were unable to report accurate financial information in a timely manner. Based upon the timely financial reporting required of a public company, the outside auditors informed senior management and the Audit Committee of the Board of Directors that they believe this is a material weakness in internal controls. We are actively taking steps to address this material weakness. These steps include the recent hiring of an Internal Audit Manager and continued efforts to expand the corporate financial organization. Once these resources are in place we feel that we will be able to ensure the delivery of timely financial information.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Altra Industrial Motion, Inc.
     We have audited the accompanying consolidated balance sheets of Altra Industrial Motion, Inc. (“the Company”), as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity, and cash flows for the year ended December 31, 2005 and the period from inception (December 1, 2004) through December 31, 2004, and of the Predecessor for the period from January 1, 2004 through November 30, 2004, and for the year ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 21(b). These financial statements and schedules are the responsibility of management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altra Industrial Motion, Inc. at December 31, 2005 and 2004 and the consolidated results of the operations and cash flows of the Company for the year ended December 31, 2005 and the period from inception (December 1, 2004) through December 31, 2004, and of its Predecessor for the period from January 1, 2004 through November 30, 2004, and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Boston, Massachusetts
April 21, 2006

ALTRA INDUSTRIAL MOTION, INC
Consolidated Balance Sheets
Dollars in thousands

	December
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$10,060	$4,729
Trade receivables, less allowance for doubtful accounts of $1,797 and $1,424	46,441	45,969
Inventories, less allowance for obsolete materials of $6,843 and $6,361	54,654	56,732
Deferred income taxes	2,779	1,145
Prepaid expenses and other	1,973	4,792

Total current assets	115,907	113,367
Property, plant and equipment, net	66,393	68,006
Intangible assets, net	44,751	48,758
Goodwill	65,345	63,145
Other assets	5,008	5,775

Total assets	$297,404	$299,051

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$30,724	$28,787
Accrued payroll	16,016	11,661
Accruals and other liabilities	16,239	14,377
Deferred income taxes	33	129
Current portion of long-term debt	186	913

Total current liabilities	63,198	55,867

Long-term debt, less current portion and net of unaccreted discount	159,574	158,740
Deferred income taxes	7,550	9,828
Pension liabilities	14,368	19,534
Other post retirement benefits	12,500	12,203
Other long term liabilities	1,601	—
Commitments and Contingencies

Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	48,814	48,814
Due from Parent	(1,610)	—
Retained deficit	(1,318)	(5,762)
Cumulative foreign currency translation adjustment	(5,851)	549
Minimum pension liability	(1,422)	(722)

Total stockholder’s equity	38,613	42,879

Total liabilities and stockholder’s equity	$297,404	$299,051

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Dollars in thousands

	Altra		Predecessor (Note 1)
		From
		Inception
		(December
		1, 2004	11 Months
	Year-ended	through	ended	Year-ended
	December	December	November 30,	December
	31, 2005	31, 2004)	2004	31, 2003
Net sales	$363,465	$28,625	$275,037	$266,863
Cost of sales	271,952	23,847	209,253	207,941

Gross profit	91,513	4,778	65,784	58,922
Selling, general and administrative expenses	61,520	8,973	45,321	49,513
Research and development expenses	4,683	378	3,947	3,455
Restructuring charge, asset impairment and transition expenses	—	—	947	11,085
Gain on sale of fixed assets	(99)	—	(1,300)	—

Income (loss) from operations	25,409	(4,573)	16,869	(5,131)
Interest expense, net	17,065	1,410	4,294	5,368
Other non-operating expense (income), net	(17)	—	148	465

Income (loss) before income taxes	8,361	(5,983)	12,427	(10,964)
Provision (benefit) for income taxes	3,917	(221)	5,532	(1,658)

Net income (loss)	4,444	(5,762)	6,895	(9,306)
Other comprehensive (loss) income, net of income taxes:
Minimum pension liability adjustment	(700)	(722)	(6,031)	5,418
Foreign currency translation adjustment	(6,400)	549	478	3,917

Other comprehensive (loss) income	(7,100)	(173)	(5,553)	9,335

Comprehensive (loss) income	$(2,656)	$(5,935)	$1,342	$29

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Stockholder’s Equity
Dollars in thousands

		Accumulated
		Other
	Invested	Comprehensive	Net Invested
	Capital	Loss	Capital
For the Predecessor
Balance at December 31, 2002	$33,142	$(42,560)	$(9,418)
Net loss	(9,306)	—	(9,306)
Contribution from affiliates	6,385	—	6,385
Other comprehensive income, net of $4,251 tax benefit	—	9,335	9,335

Balance at December 31, 2003	30,221	(33,225)	(3,004)
Net income	6,895	—	6,895
Contribution from affiliates	7,922	—	7,922

Other comprehensive income, net of $3,697 tax benefit	—	(5,553)	(5,553)

Balance at November 30, 2004	$45,038	$(38,778)	$6,260

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Due From	Comprehensive
	Stock	Capital	Deficit	Parent	Loss	Total
For the Company
Initial capital contribution	$—	$39,994	$—	$—	$—	$39,994
Common stock issuance related to acquisition	—	8,820	—	—	—	8,820
Net loss	—	—	(5,762)	—	—	(5,762)
Other comprehensive loss	—	—	—	—	(173)	(173)

Balance at December 31, 2004	—	48,814	(5,762)	—	(173)	42,879

Net income	—	—	4,444	—	—	4,444
Payments made on behalf of parent company	—	—	—	(1,610)	—	(1,610)
Other comprehensive loss, net of $1,938 tax benefit	—	—	—	—	(7,100)	(7,100)

Balance at December 31, 2005	$—	$48,814	$(1,318)	$(1,610)	$(7,273)	$38,613

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Cash Flows
Dollars in thousands

	Altra		Predecessor (Note 1)
		From Inception
		(December	11 Months
	Year-ended	1, 2004 through	ended	Year-ended
	December 31,	December 31,	November 30,	December 31,
	2005	2004)	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,444	$(5,762)	$6,895	$(9,306)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,574	673	6,074	8,653
Amortization of intangible assets	2,959	246	—	—
Amortization of deferred loan costs	621	49	—	587
Accretion of debt discount	942	79	—	—
Amortization of inventory fair value adjustment	1,699	1,699	—	—
(Gains) impairments on sale of fixed assets	(99)	—	(1,300)	2,126
Provision (benefit) for deferred taxes	248	(1,031)	117	(2,679)
Changes in operating assets and liabilities:
Trade receivables	(2,654)	(324)	(4,197)	(578)
Inventories	(1,353)	(412)	(6,418)	(2,232)
Accounts payable and accrued liabilities	(1,832)	9,473	3,734	(13,842)
Other current assets and liabilities	2,226	(2,126)	1,477	(445)
Other operating assets and liabilities	(1,940)	3,059	(2,778)	3,427

Net cash provided by (used in) operating activities	13,835	5,623	3,604	(14,289)
Cash flows from investing activities:
Purchases of fixed assets	(6,199)	(289)	(3,489)	(5,294)
Acquisitions, net of $2,367 of cash acquired in 2004	1,607	(180,112)	—	—
Payment of additional Kilian purchase price	(730)	—	—	—
Proceeds from sale of fixed assets	125	—	4,442	3,721

Net cash (used in) provided by investing activities	(5,197)	(180,401)	953	(1,573)
Cash flows from financing activities:
Contributed capital	—	39,994	—	5,000
Proceeds from issuance of senior subordinated notes	—	158,400	—	—
Payments of debt acquired in acquisitions	—	(12,178)	—	(64,242)
Payment of debt issuance costs	(338)	(6,747)	—	—
Payments made on behalf of Parent company	(1,610)	—	—	—
Borrowings under revolving credit agreement	4,408	4,988	—	—
Payments on revolving credit agreement	(4,408)	(4,988)	—	—
Payment of capital leases	(835)	(37)	—	—
Contribution from affiliates	—	—	7,922	1,385
Change in affiliate debt	—	179,612	(14,618)	70,603

Net cash (used in) provided by financing activities	(2,783)	179,649	(6,696)	12,746

Effect of exchange rates on cash	(524)	75	159	1,065

Increase (Decrease) in cash and cash equivalents	5,331	4,729	(1,980)	(2,051)
Cash and cash equivalents, beginning of period	4,729	—	3,163	5,214

Cash and cash equivalents, end of period	$10,060	$4,729	$1,183	$3,163

Cash paid during the period for:
Interest	$15,448	$—	$2,796	$4,061
Income Taxes	$1,761	$—	$446	$1,249
See Accompany notes

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
1. Description of Business and Summary of Significant Accounting Policies
Basis of Preparation and Description of Business
     Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”) produces, designs and distributes a wide range of mechanical power transmission products, including industrial clutches and brakes, enclosed gear drives, open gearing and couplings. The Company consists of several power transmission component manufacturers including Warner Electric, Boston Gear, Formsprag Clutch, Stieber Clutch, Ameridrives Couplings, Wichita Clutch, Nuttall Gear, Kilian and Delroyd Worm Gear. The Company designs and manufactures products that serve a variety of applications in the food and beverage, material handling, printing, paper and packaging, specialty machinery, and turf and garden industries. Primary geographic markets are in North America, Western Europe and Asia.
     The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”), both acquisitions of which are described in detail in Note 3. The consolidated financial statements of the Company include the accounts of the Company subsequent to November 30, 2004. The financial statements of “the Predecessor” include the combined historical financial statements of the Colfax entities acquired by the Company that formerly comprised the Power Transmission Group of Colfax, a privately-held industrial manufacturing company, that are presented for comparative purposes.
     Prior to May 30, 2003, the Predecessor was a group of entities under common control. On May 30, 2003, through a series of capital contributions and exchanges of equity securities by the Predecessor’s shareholders, entities that were under common ownership, became subsidiaries of Colfax. In addition, certain entities that were previously taxed at the shareholder level became taxable entities (see the discussion on income taxes below and Note 8).
     The historical financial results of Kilian, which was not related to the Predecessor, are not included in the presentation of Predecessor balances in the financial statements or the accompanying footnotes.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, the Predecessor (where noted) and their wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Financial Instruments
     The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. At December 31, 2005 the carrying amount of long-term debt of the 9% Senior Secured Notes was $159.4 million. The estimated fair value at December 31, 2005 was $160.1 million based on quoted market prices for such Notes.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
1. Description of Business and Summary of Significant Accounting Policies (Continued)
Foreign currency translation
     Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Revenues and expenses are translated at average exchange rates effective during the respective period.
     Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholder’s equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and were not material in any of the periods presented.
Reclassification
     Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.
Cash and Cash Equivalents
     Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.
Trade Receivables
     An allowance for doubtful accounts is recorded for estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as, a review by management of the status of all receivables. Collection losses have been within the Company’s expectations.
Inventories
     Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The cost of inventories acquired by the Company in its acquisitions reflect their fair values at November 30, 2004 as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.
     The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
1. Description of Business and Summary of Significant Accounting Policies (Continued)
Property, Plant and Equipment
     Property, plant, and equipment are stated at cost, net of accumulated depreciation incurred since November 30, 2004.
     Depreciation of property, plant, and equipment is provided using the straight-line method over the estimated useful life of the asset, as follows:

Buildings and improvements	15 to 45 years
Machinery and equipment	2 to 15 years
     Improvements and replacements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Repairs and maintenance expenditures are charged to expense as incurred.
Intangible Assets
     Intangibles represent product technology and patents, tradenames and trademarks and customer relationships. Product technology and patents and customer relationships are amortized on a straight-line basis over 8 to 12 years. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition and, at December 31, 2005, net of accumulated amortization incurred since November 30, 2004.
Goodwill
     Goodwill represents the excess of the purchase price paid by the Company for the Predecessor and Kilian over the fair value of the net assets acquired in each of the acquisitions. Goodwill can be attributed to the value placed on the Company being an industry leader with a market leading position in the Power Transmission industry. The Company’s leadership position in the market was achieved by developing and manufacturing innovative products and management anticipates that its leadership position and profitability will continue to expand, enhanced by cost improvement programs associated with ongoing consolidation and centralization of it operations.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
     The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on current and anticipated cost structures.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
1. Description of Business and Summary of Significant Accounting Policies (Continued)
     Because the Company was still in the process of allocating its final goodwill and intangible assets, arising from the application of purchase accounting for the Predecessor and Kilian acquisitions, and had not allocated these assets across its business units, the Company evaluated its long-lived assets at the Company level at December 31, 2004. This analysis included consideration of discounted cash flows as well as EBITDA multiples. The analysis indicated no impairment to be present. During 2005, the Company completed its allocation of goodwill and intangible assets across its business units and performed its annual impairment assessment at the reporting unit level.
Impairment of Long-Lived Assets Other Than Goodwill and Indefinite-Lived Intangible Assets
     The Company assesses its long-lived assets other than goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques.
Debt Issuance Costs
     Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $3.6 million and $3.4 million at December 31, 2005 and 2004, respectively.
Revenue Recognition
     Product revenues are recognized, net of sales tax collected, at the time title and risk of loss pass to the customer, which generally occurs upon shipment to the customer. Service revenues are recognized as services are performed. Amounts billed for shipping and handling are recorded as revenue. Product return reserves are accrued at the time of sale based on the historical relationship between shipments and returns, and are recorded as a reduction of net sales.
     Certain large distribution customers receive quantity discounts which are recognized net at the time the sale is recorded.
Shipping and Handling Costs
     Shipping and handling costs associated with sales are classified as a component of cost of sales.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
1. Description of Business and Summary of Significant Accounting Policies (Continued)
Warranty Costs
     Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency, and average costs of warranty claims.
Self-Insurance
     Certain operations are self-insured up to pre-determined amounts above which third-party insurance applies, for medical claims, workers’ compensation, vehicle insurance, product liability costs and general liability exposure. The accompanying balance sheets include reserves for the estimated costs associated with these self-insured risks, based on historic experience factors and management’s estimates for known and anticipated claims. A portion of medical insurance costs are offset by charging employees a premium equivalent to group insurance rates.
Research and Development
     Research and development costs are expensed as incurred.
Advertising
     Advertising costs are charged to selling, general, and administrative expenses as incurred and amounted to approximately $2.2 million, $0.2 million and $2.0 million, for the year ended December 31, 2005, and for the periods from December 1, 2004 through December 31, 2004 and January 1, 2004 through November 30, 2004 and less than $3.0 million in the year ended December 31, 2003.
Stock-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123 (R), “Share-Based Payment,” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations.
     In 2005, Altra Holdings, Inc. (“Holdings”), the Company’s parent company, established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to officers and senior-level employees of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
1. Description of Business and Summary of Significant Accounting Policies (Continued)
Income Taxes
     The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of operations. In periods subsequent to establishing a valuation allowance, if the Company were to determine that it would be able to realize its net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.
     Prior to various dates in mid-2003, only Boston Gear and the Predecessor’s non-U.S. based subsidiaries were accounted for under this method. The remaining U.S. based Predecessor affiliates were S-corporations and/or partnerships for U.S. income tax purposes. As such, income tax obligations were the responsibility of the Predecessor’s shareholders and partners for those periods. During 2003, these remaining Predecessor affiliates became subject to tax at the entity level and income taxes have been provided for since those dates. The effects of recognizing deferred tax assets and liabilities related to this change in status have been included in the provision (benefit) for income taxes for the year ended December 31, 2003. For all Predecessor periods, no taxes payable or receivable have been recorded in the Predecessor financial statements subsequent to the entities becoming taxable. The related estimated income tax payable or receivable is included as a component of the net contribution from (distribution to) affiliates as shown in the accompanying Statement of Stockholders’ Equity. The U.S. based current tax expense or benefit is presented as deferred tax expense or benefit for all Predecessor periods presented, as no current tax benefits or losses accrue to the Company or its Predecessor due to utilization of consolidated net operating losses of the former owner.
2. Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” )(“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
2. Recent Accounting Pronouncements (Continued)
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151, which is effective for the Company beginning January 1, 2006, SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so that those items are recognized as current-period charges. This statement also requires the allocation of fixed production overhead costs based on the normal capacity of the production facilities regardless of the actual use of the facility. The Company does not believe that this statement will have any material impact on the Company’s financial position or results of operations.
3. Acquisitions
     On November 30, 2004, the Company acquired the Predecessor for $180.0 million in cash and Kilian for an $8.8 million issuance of common stock plus the assumption of Kilian debt in the amount of approximately $12.2 million. The purchase price of both acquisitions has been adjusted following the completion of certain negotiations surrounding adjustments to the respective seller’s recorded working capital at the acquisition date. In 2005 Predecessor negotiations were finalized resulting in the return of approximately $1.6 million of the purchase price to the Company. Negotiations were also finalized for Kilian which resulted in a final payment by the Company of approximately $0.7 million.
     The acquisitions have been accounted for in accordance with SFAS No. 141, “Business Combinations.” As discussed in the Basis of Presentation in Note 1, the consolidated financial statements include the results of operations for the period December 1, 2004 through December 31, 2004, and those of the Predecessor for prior periods.
     The Company has completed its purchase price allocations. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of the Predecessor and Kilian, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. The goodwill and intangibles recorded in connection with the acquisition of the Predecessor have been allocated across the business units acquired from the Predecessor. The purchase price allocations are as follows (in thousands):

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
3. Acquisitions (Continued)

	Predecessor	Kilian	Total
Total purchase price, including closing costs of approximately $2.6 million	$181,019	$9,594	$190,613

Cash and cash equivalents	1,183	1,184	2,367
Trade receivables	39,233	6,096	45,329
Inventories	52,761	5,108	57,869
Prepaid expenses and other	4,770	207	4,977
Property, plant and equipment	59,320	9,111	68,431
Intangible assets	49,004	—	49,004
Deferred income taxes—long term	—	104	104
Other assets	150	—	150

Total assets acquired	206,421	21,810	228,231
Accounts payable, accrued payroll, and accruals and other current liabilities	46,422	3,125	49,547
Bank debt	—	12,178	12,178
Deferred income taxes	8,127	—	8,127
Pensions, other post retirement benefits and other liabilities	34,166	—	34,166

Total liabilities assumed	88,715	15,303	104,018

Net assets acquired	117,706	6,507	124,213

Excess purchase price over the fair value of net assets acquired	$63,313	$3,087	$66,400

     The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The amounts recorded as identifiable intangible assets consist of the following:

	Predecessor	Kilian	Total
Customer relationships	$27,802	$—	$27,802
Product technology and patents	5,122	—	5,122

Total intangible assets subject to amortization	32,924	—	32,924
Trade names and trademarks, not subject to amortization	16,080	—	16,080

Total intangible assets	$49,004	$—	$49,004

     Customer relationships, product technology and patents, are subject to amortization over their estimated useful lives of twelve and eight years, respectively, which reflects the anticipated periods over which the Company estimates it will benefit from the acquired assets. The weighted average estimated useful life of all intangible assets subject to amortization is approximately 11.1 years. Substantially all of this amortization is deductible for income tax purposes.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
3. Acquisitions (Continued)
     The following table sets forth the unaudited pro forma results of operations of the Company for the two years in the period ended December 31, 2004 as if the Company had acquired the Predecessor and Kilian as of January 1, 2003. The pro forma information contains the actual combined operating results of the Company, the Predecessor and Kilian with the results prior to the December 1, 2004 adjusted to include the pro forma impact of (i) additional amortization and depreciation expense associated with the adjustment to and recognition of fair value of fixed and intangible assets; (ii) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the Acquisition; (iii) additional expenses associated with new contractual commitments created at Inception; (iv) additional expenses associated with general and administrative services previously performed by the Predecessor’s parent and not charged to the Predecessor; (v) additional interest expense associated with debt issued at Inception; (vi) the elimination of previously incurred interest expense of the Predecessor and Kilian; and (vii) the elimination of expense associated with pension and OPEB obligations retained by the Predecessor. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of January 1, 2003 or that may be obtained in the future.

(Pro forma, unaudited, in thousands)	2004	2003
Total Revenues	$343,308	$305,513
Net income (loss)	(541)	(19,769)
4. Inventories
     Inventories at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Raw materials	$22,512	$29,219
Work in process	13,876	12,636
Finished goods	25,109	21,238

	61,497	63,093

Less—Allowance for excess, slow-moving and obsolete inventory	(6,843)	(6,361)

	$54,654	$56,732

5. Property, Plant and Equipment
     Property, plant and equipment at December 31, 2005 and 2004, consisted of the following:

	2005	2004
Land	$7,892	$5,848
Buildings and improvements	16,500	14,597
Machinery and equipment	50,402	48,234

	74,794	68,679
Less—Accumulated depreciation	(8,401)	(673)

	$66,393	$68,006

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
     Goodwill and other intangibles as of December 31, 2005 and 2004 consisted of the following:

Goodwill
Balance December 31, 2004	$63,145
Adjustments, net	3,255
Impact of changes in foreign currency	(1,055)

Balance December 31, 2005	$65,345

     The Goodwill adjustments primarily relate to the finalization of the recorded working capital balances for both the Kilian and Predecessor acquisitions, which resulted in a decrease in goodwill of $0.9 million. Goodwill was further adjusted down by $2.0 million for deferred taxes that had been previously established as part of the purchase accounting. These decreases in goodwill were offset by an increase in the amount of assumed liabilities identified, of approximately, $6.1 million.

	December 31, 2005		December 31, 2004
		Accumulated		Accumulated
Other Intangibles	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$16,080	$—	$16,080	$—
Intangible assets subject to amortization:
Customer relationships	27,802	2,515	27,802	193
Product technology and patents	5,122	690	5,122	53
Impact of changes in foreign currency	(1,048)	—	—	—

Total intangible assets	$47,956	$3,205	$49,004	$246

     The Company recorded $3.0 million and $0.2 million of amortization expense for the year-ended December 31, 2005 and the period from inception through December 31, 2004, respectively. No amortization expense was recorded by the Predecessor.
     The estimated amortization expense for intangible assets is approximately $3.0 million in each of the next five years.
7. Warranty Costs
     Changes in the carrying amount of accrued product warranty costs are as follows:

		December 1, 2004	Predecessor
	Year – Ended	through	11 Months ended
	December 31,	December 31,	November 30,
	2005	2004	2004
Balance at beginning of period	$1,528	$1,524	$1,300
Accrued warranty costs	1,265	94	1,093
Payments and adjustments	(917)	(90)	(869)

Balance at end of period	$1,876	$1,528	$1,524

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
8. Income Taxes
     Pre-tax income (loss) by domestic and foreign locations were as follows:

			Predecessor (Note 1)
		December 1,	11 Months
		2004 through	ended	Year-ended
	December 31,	December 31,	November 30,	December 31,
	2005	2004	2004	2003
Domestic	$4,635	$(6,337)	$9,125	$(9,189)
Foreign	3,726	354	3,302	(1,775)

	$8,361	$(5,983)	$12,427	$(10,964)

     The components of the provision (benefit) for income taxes were as follows:

			Predecessor (Note 1)
		December 1,	11 Months
		2004 through	ended	Year-ended
	December 31,	December 31,	November 30,	December 31,
	2005	2004	2004	2003
Current:
Federal	$1,631	$—	$3,851	$434
Foreign and State	2,038	810	1,564	587

	3,669	810	5,415	1,021

Deferred:
Federal	532	(564)	98	(1,707)
Foreign and state	(284)	(467)	19	(972)

	248	(1,031)	117	(2,679)

Provision (benefit) for income taxes	$3,917	$(221)	$5,532	$(1,658)

     U.S. income taxes at the statutory tax rate reconciled to the overall U.S. and foreign provision (benefit) for income taxes were as follows:

		From
		Inception	Predecessor (Note 1)
		(December 1,	11 Months
		2004) through	ended	Year-ended
	December 31,	December 31,	November 30,	December 31,
	2005	2004	2004	2003
Tax at U.S. federal income tax rate	$2,926	$(2,094)	$4,371	$(3,749)
State taxes, net of federal income tax effect	373	(67)	366	(209)
Effect of losses of domestic S corporation and partnership entities	—	—	—	(5,927)
Valuation allowance	—	2,011	895	7,153
Foreign and other	618	(71)	(100)	1,074

Provision (benefit) for income taxes	$3,917	$(221)	$5,532	$(1,658)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
8. Income Taxes (Continued)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004
Deferred tax assets:
Post-retirement obligations	$12,050	$10,580
Expenses not currently deductible	8,657	8,575
Net operating loss carryover	1,740	1,997
Other	883	842

Total deferred tax assets	23,330	21,994
Valuation allowance for deferred tax assets	(16,389)	(18,374)

Net deferred tax assets	6,941	3,620
Deferred tax liabilities:
Property, plant and equipment	6,264	4,010
Intangible assets	5,278	7,638
Other	203	784

Total deferred tax liabilities	11,745	12,432

Net deferred tax liabilities	$(4,804)	$(8,812)

     At December 31, 2005 and 2004, the Company had net operating loss carryforwards primarily related to operations in France of $5.0 million and $5.4 million, respectively, which can be carried forward indefinitely.
     The decrease in net deferred tax liabilities for the year includes a deferred tax benefit of approximately $2.0 million attributable to the release of valuation allowances established in purchase accounting, resulting in a reduction of book goodwill, and a deferred tax benefit of approximately $1.9 million attributable to accrued pension liabilities and currency translation adjustments recorded through other comprehensive income.
     Valuation allowances are established for a deferred tax asset that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance at December 31, 2005 and 2004 of $16.4 million and $18.4 million, respectively, has been recognized to offset deferred tax assets due to the uncertainty of realizing the benefits of the deferred tax assets. The decrease in the valuation allowance relates primarily to deferred tax adjustments associated with purchase price accounting and have been recorded to goodwill. Of the total valuation allowance existing at December 31, 2005, approximately $16.1 million will be allocated to reduce book goodwill if and when released in subsequent periods.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
8. Income Taxes (Continued)
     The undistributed earnings of the Company’s foreign subsidiaries on which tax is not provided was approximately $0.4 million as of December 31, 2005, and are considered to be indefinitely reinvested. As of December 31, 2005, the Company has not recorded U.S. federal deferred income taxes on these undistributed earnings from its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in operations outside the U.S. If the undistributed earnings were not reinvested in operations outside the U.S., the tax impact would be immaterial to the Company.
     The American Jobs Creation Act of 2004 (the “Job Creation Act”) was enacted on October 22, 2004. Among other things, the Job Creation Act repeals an export incentive and creates a new deduction for qualified domestic manufacturing activities. The Company has recorded in the computation of the account, a deduction of $0.1 million. In addition, the Job Creation Act also included a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Job Creation Act. The Company did not repatriate any earnings in 2005 under this provision of the Job Creation Act.
9. Pension and Other Employee Benefits
Defined Benefit (Pension) and Postretirement Benefit Plans
     The Company sponsors various defined benefit (pension) and postretirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004). The Predecessor sponsored similar plans that covered certain employees, former employees and eligible dependents. At November 30, 2004, the Company assumed the pension and postretirement benefit obligations of all active U.S. employees and all non-U.S. employees of the Predecessor. Additionally, the Company assumed all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. Colfax retained all other pension and postretirement benefit obligations relating to the Predecessor’s former employees.
     The accounting for these plans is subject to the guidance provided in SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Both of these statements require management to make assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates, and other assumptions. The selection of assumptions is based upon historical trends and known economic and market conditions at the time of valuation. Because of the volatility of the assumptions, actual results may vary substantially from forecast plan assumptions. Both the pension plans and the postretirement plans are revalued annually, using a December 31 measurement date, based upon updated assumptions and information about the individuals covered by the plan.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
9. Pension and Other Employee Benefits (Continued)
     The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2005 and 2004:

				Postretirement Benefits
	Pension Benefits
			Predecessor			Predecessor
			(Note 1)			(Note 1)
		From			From
		Inception			Inception
		(December 1,	11 Months		(December 1,	11 Months
	Year ended	2004) through	ended	Year ended	2004) through	ended
	December	December 31,	November 30,	December	December 31,	November 30,
	31, 2005	2004	2004	31, 2005	2004	2004
Change in benefit obligation:
Obligation at beginning of period	$24,706	$—	$149,338	$12,570	$—	$30,903
Benefit obligation assumed from Predecessor	—	23,750	—	—	12,040	—
Service cost	591	35	530	295	30	269
Interest cost	1,362	112	8,352	549	59	1,654
Amendments	55	—	440	(2,088)	—	—
Actuarial loss (gain)	1,610	687	6,757	(218)	441	(2,199)
Foreign exchange effect	(424)	144	125	—	—	—
Benefits paid	203	(22)	(10,541)	125	—	(1,651)

Obligation at end of period	$27,697	$24,706	$155,001	$10,983	$12,570	$28,976

Change in plan assets:
Fair value of plan assets, beginning of period	$4,647	$—	$111,287	$—	$—	$—
Plan assets transferred from Predecessor	—	4,647	—	—	—	—
Actual return on plan assets	309	—	3,979	—	—	—
Employer contribution	961	22	5,055	—	—	1,651
Benefits paid	85	(22)	(10,541)	—	—	(1,651)

Fair value of plan assets, end of period	$5,832	$4,647	$109,780	$—	$—	$—

Funded status:
Plan assets less than benefit obligation	$(21,865)	$(20,059)	$(45,221)	$(10,983)	$(12,570)	$(28,976)
Unrecognized actuarial loss	2,390	722	58,494	162	367	1,666
Unrecognized prior service cost	49	—	223	(1,679)	—	(28)

(Accrued) prepaid cost	$(19,426)	$(19,337)	$13,496	$(12,500)	$(12,203)	$(27,338)

Amounts recognized in the balance sheets consist of:
Accrued benefit cost	$(21,865)	$(20,059)	$(45,343)	$(12,500)	$(12,203)	$(27,338)
Intangible asset	49	—	223	—	—	—
Accumulated other comprehensive income	2,390	722	58,616	—	—	—

Net amount recognized	$(19,426)	$(19,337)	$13,496	$(12,500)	$(12,203)	$(27,338)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
9. Pension and Other Employee Benefits (Continued)
     For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2005 and 2004 was $27.7 million and $24.7 million, respectively. Non-US pension liabilities recognized in the amounts presented above are $2.9 million and $3.2 million at December 31, 2005 and 2004, respectively.
     The key economic assumptions used in the computation of the respective benefit obligations at December 31, 2005 and 2004 presented above are as follows:

			Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Weighted-average discount rate	5.5%	5.8%	5.5%	5.8%
Weighted-average rate of compensation increase	N/A	N/A	N/A	N/A
     The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits				Postretirement Benefits
			Predecessor (Note 1)				Predecessor (Note 1)
		From				From
		Inception				Inception
		(December 1,				(December 1,
	Year	2004)	11 Months		Year	2004)	11 Months
	ended	through	ended	Year-ended	ended	through	ended	Year-ended
	December	December 31,	November	December 31,	December	December 31,	November 30,	December 31,
	31, 2005	2004	30, 2004	2003	31, 2005	2004	2004	2003
Service cost	$591	$35	$530	$650	$295	$30	$269	$390
Interest cost	1,362	112	8,352	9,211	549	59	1,654	1,876
Recognized net actuarial loss	—	—	2,783	23	—	—	183	—
Expected return on plan assets	431	(31)	(9,747)	(10,971)	—	—	—	—
Amortization	72	—	14	1,266	(423)	—	(19)	232

Net periodic benefit cost	$1,594	$116	$1,932	$179	$421	$89	$2,087	$2,498

     The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits				Postretirement Benefits
			Predecessor (Note 1)				Predecessor (Note 1)
		From				From
		Inception				Inception
		(December 1,				(December 1,
	Year	2004)	11 Months		Year	2004)	11 Months
	ended	through	ended	Year-ended	ended	through	ended	Year-ended
	December	December 31,	November 30,	December 31,	December	December 31,	November 30,	December 31,
	31, 2005	2004	2004	2003	31, 2005	2004	2004	2003
Discount rate	5.5%	6.0%	6.2%	7.2%	5.5%	6.0%	6.3%	6.8%
Expected return on plan assets	8.5%	8.5%	8.5%	9.0%	N/A	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
9. Pension and Other Employee Benefits (Continued)
     The reasonableness of the expected return on the funded pension plan assets was determined by three separate analyses: (i) review of forty years of historical data of portfolios with similar asset allocation characteristics, (ii) analysis of six years of historical performance for the Predecessor plan assuming the current portfolio mix and investment manager structure, and (iii) a projected portfolio performance, assuming the plan’s target asset allocation.
     For measurement of the postretirement benefit obligations and net periodic benefit costs, an annual rate of increase in the per capita cost of covered health care benefits of approximately 7.5% was assumed. This rate was assumed to decrease gradually to 5% by 2008 and remain at that level thereafter. The assumed health care trends are a significant component of the postretirement benefit costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
Effect on service and interest cost components for the period January 1, 2005 through December 31, 2005	$122	$(101)
Effect on the December 31, 2005 post-retirement benefit obligation	1,453	(1,378)
     In December 2003, Congress passes the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) that reformed Medicare in such a way that the Company may have been eligible to receive subsidies for certain prescription drug benefits that are incurred on behalf of plan participants. There has been no impact on the company’s plans as either prescription drug coverage is not offered past the age of 65 or we have not applied for any subsidy. Accordingly, the amounts recorded and disclosed in these financial statements do not reflect any amounts related to this Act.
     The asset allocations for the Company’s and the Predecessor’s funded retirement plans at December 31, 2005 and 2004, respectively, and the target allocation for 2005, by asset category, are as follows:

	Allocation Percentage of
	Plan Assets at Year-End
Asset	2005	2005	2004
Category	Actual	Target	Actual
Equity securities	67%	65%	(i	)
Fixed income securities	33%	35%	(i	)

(i)	The assets for the Company’s funded retirement plan at the end of 2004 were held by the Predecessor, awaiting transfer. Once received, they were invested in a manner consistent with the 2005 target allocation.
     The investment strategy is to achieve a rate of return on the plan’s assets that, over the long-term, will fund the plan’s benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plan’s returns is the asset allocation policy. The plan’s asset mix will be reviewed by the Company periodically, but at least quarterly, to rebalance within the target guidelines. The Company will also periodically review investment managers to determine if the respective manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
9. Pension and Other Employee Benefits (Continued)
Expected cash flows
     The following table provides the amounts of expected benefit payments, which are made from the plans’ assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

		Pension	Postretirement
		Benefits	Benefits
Expected benefit payments (from plan assets)	2006	446	208
	2007	633	296
	2008	818	394
	2009	1,035	499
	2010	1,212	618
	2011-2015	8,577	4,203
     The Company contributed $0.9 million to its pension plan in 2005. The Company has cash funding requirements associated with its pension plan which are estimated to be $7.4 million in 2006, $3.8 million in 2007, $2.6 million in 2008 and $1.9 million thereafter.
Defined Contribution Plans
     At November 30, 2004, the Company established a defined contribution plan for substantially all full-time U.S.-based employees on terms that mirror those previously provided by the Predecessor. All active employees became participants of the Company’s plan and all of their account balances in the Predecessor plans were transferred to the Company’s plan at Inception.
     Under the terms of both the Company and Predecessor plans, eligible employees may contribute from one to fifteen percent of their compensation to the plan on a pre-tax basis. The Company makes a matching contribution equal to half of the first six percent of salary contributed by each employee and makes a unilateral contribution of three percent of all employees’ salary (including non-contributing employees). The Company’s expense associated with the defined contribution plan was $2.5 and $0.3 million during the year-ended December 31, 2005 and the period December 1, 2004 through December 31, 2004, respectively. The Predecessor’s expense was $2.4 million during the eleven months ending November 30, 2004, and $2.0 million in the year ending December 31, 2003.
10. Long-Term Debt
Revolving Credit Agreement
     At November 30, 2004, the Company entered into an agreement for up to $30 million of revolving borrowings from a commercial bank (the Revolving Credit Agreement), subject to certain limitations resulting from the requirement of the Company to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. The Company may use up to $10 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2009.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
10. Long-Term Debt (continued)
     Borrowings under the Revolving Credit Agreement bear interest, at the Company’s election, at LIBOR plus 250 basis points annually or the lenders Prime Rate plus 125 basis points, but in no event no lower than 3.75%. The Company must also pay 2.0% per annum on all outstanding letters of credit, 0.375% per annum on the unused availability under the Revolving Credit Agreement and $10 per quarter in service fees. The Company incurred approximately $1.5 million in fees associated with the issuance of the Revolving Credit Agreement which have been capitalized as deferred financing costs and will be amortized over the five year life of the Revolving Credit Agreement as a component of interest expense.
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with certain covenants and obtained a waiver for noncompliance with one covenant at December 31, 2005. The Company was in compliance with all requirements of the Revolving Credit Agreement at December 31, 2004.
     There were no borrowings under the Revolving Credit Agreement at December 31, 2005 and 2004, however; the lender had issued $2.4 million and $1.9 million, respectively, of outstanding letters of credit on behalf of the Company.
9% Senior Secured Notes
     At November 30, 2004, the Company issued 9% Senior Secured Notes (Senior Notes), with a face value of $165 million. Interest on the Senior Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Notes is approximately 10.0%, after consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.7 million of deferred financing costs (included in other assets).
     The Senior Notes mature on December 1, 2011 unless previously redeemed by the Company. Through December 1, 2007, the Company may elect to redeem up to 35% of the Senior Notes with the proceeds of certain equity transactions by paying a 9% premium of the amounts paid by such redemption. From December 1, 2008 through November 30, 2009, the Company may also elect to redeem any or all of the Senior Notes still outstanding by paying a 4.5% premium of the amounts paid for such redemptions. A 2.25% premium is due for redemptions completed from December 1, 2009 to November 30, 2010. Subsequent to November 30, 2010, the Company may elect to redeem any or all of the Senior Notes then outstanding at face value.
     In connection with the issuance of the Senior Notes, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission in an effort to convert the Senior Notes to publicly traded instruments. The Company experienced delays in the effectiveness of such filing, and incurred additional interest at an annual rate of .25%, increasing by an additional .25% for each 90 day delay in the registration up to .75% of additional interest by the time the registration statement became effective. The additional interest expense included in the statement operations for the year ended December 31, 2005 was $0.4 million.
     The Senior Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. With the exception of filing timely financial information, the Company was in compliance with all covenants of the Senior Notes at December 31, 2005. This by itself

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
10. Long-Term Debt (continued)
does not constitute an event of default nor trigger the callability of the Senior Notes. As of December 31, 2004 the Company was in compliance with all of the requirements of the Senior Notes.
Predecessor Debt
     During 2003, the Predecessor borrowed $70.6 million from its parent company which was used to retire all, then existing, bank debt. In connection with the repayment of the bank debt, the Predecessor wrote off $0.4 million of deferred financing costs, which was charged to the gain on sale of assets and other non-operating expense (income) caption in the statement of operations. The amounts borrowed from the parent company bore an interest rate of 5.83% which approximated the rates incurred by the parent company for their third-party debt.
Capital Leases (see also Note 15)
     The Company and the Predecessor lease a building and certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $0.3 million and $1.1 million at December 31, 2005 and 2004, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
11. Stockholder’s Equity
     The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc. (“Holdings”), the Company’s parent and sole shareholder.
     For the Predecessor, all historical equity balances are reflected in the consolidated financial statements as invested capital. The annual net cash flows from the Boston Gear division, the recognition or settlement of intercompany balances of any of the Predecessor entities with Colfax, federal and state income taxes payable or receivable and allocations of balances from Colfax are reflected as contributions from and distributions to affiliates in the consolidated statements of stockholders’ equity.
12. Related-Party Transactions
Kilian Acquisition
     As discussed in Note 3, the Company acquired Kilian in exchange for the assumption of $12.2 million of Kilian’s debt and the issuance of $8.8 million of common stock issued to Holdings. Holdings had previously acquired Kilian through the exchange of preferred and common stock in Holdings that was issued to certain preferred and common shareholders of Kilian, the majority of whom were represented by Genstar Capital Partners III, L.P., one of the primary shareholders in Holdings.
Management Agreement
     At November 30, 2004, the Company and Holdings entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company will pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
12. Related-Party Transactions (continued)
services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $1.0 million and $0.1 million in management fees, included in selling, general and administrative expenses for the year ended December 31, 2005 and for the period from inception through December 31, 2004, respectively. Genstar also received a one-time transaction fee of $4.0 million, and $0.4 million in reimbursement of transaction related expenses, for advisory services it provided in connection with the acquisitions and related financings discussed in Notes 3 and 10, and such amounts are reflected in selling, general and administrative expenses for the period from inception (December 1) through December 31, 2004. At December 31, 2005, the Company had $0.3 million recorded in accruals and other liabilities as a payable to Genstar in connection with the annual consulting fee, there were no amounts outstanding at December 31, 2004.
Transition Services Agreement
     In connection with the acquisition of the Predecessor operations from Colfax, the Company entered into a transition services agreement with Colfax whereby Colfax agreed to provide the Company with transitional support services. The transition services include the continued access to Colfax’ employee benefit plans through February 2005, the provision of certain accounting, treasury, tax and payroll services through various periods all of which ended by May 2005 and the transition of management oversight of various on-going business initiatives through May 2005. The cost of these services was less than $0.1 million.
Predecessor Related Party Transactions
     Danaher Corporation (Danaher) was related to the Predecessor through common ownership. Revenue from sales of products to Danaher was approximately $0.3 for the eleven months ended November 30, 2004 and $0.3 million for the year ended December 31, 2003. Purchases of products from Danaher amounted to $5.8 million and $7.2 million in the eleven months ending November 30, 2004 and the year ending December 31, 2003, respectively.
     Certain corporate and administrative services were performed for the Predecessor by Colfax personnel. Such services consist primarily of executive management, accounting, legal, tax, treasury and finance. Services performed for the Predecessor by Colfax were allocated to the Predecessor to the extent that they were identifiable, clearly applicable to the Predecessor and factually supported as attributable to the Predecessor. Management believes that this method of allocation is reasonable and it is consistent throughout all periods presented. No significant amounts are included in the Company’s financial statements for such services although certain professional fees including auditing fees have been allocated to the Predecessor results in the Statement of Operations and Comprehensive Income (Loss). Management estimates that these expenses would increase by approximately $1.0 million if the Predecessor was a stand alone entity. In addition, the Predecessor participated in group purchasing arranged by Colfax for costs such as insurance, health care and raw materials. These direct expenses were charged to the Predecessor entities as incurred.
     The Predecessor utilized a materials sourcing operation located in China that was operated by Colfax for the benefit of all affiliated entities. Management estimates that expenses would increase approximately $0.6 million if the Predecessor had to operate this sourcing function on a stand alone basis.
     The Predecessor also participated in the Colfax treasury function whereby funds were loaned to and borrowed from affiliates in the normal course of business. The net amount due to Colfax and its subsidiaries, which are not a component of the Predecessor, are reported as affiliate debt in the Balance Sheet.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
13. Concentrations of Credit, Business Risks and Workforce
     Financial instruments, which are potentially subject to concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages this risk by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations.
     Credit related losses may occur in the event of non-performance by counterparties to financial instruments. Counterparties typically represent international or well established financial institutions.
     One customer represents 9.4%, 9.0%, 10.3%, and 10.8% of the Company’s and Predecessor’s sales for the year ended December 31, 2005 and the periods December 1, 2004 through December 31, 2004 and January 1, 2004 through November 30, 2004 and the year ended December 31, 2003, respectively. Outstanding accounts receivables from that customer were $3.6 million and $2.7 million at December 31, 2005 and 2004, respectively.
     The Company and its Predecessor operate in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows (in thousands):

	Net Sales				Property, Plant and
			Predecessor (Note 1)		Equipment
			11 Months
	Year-ended	December 1,	ended	Year-ended
	December	2004 through	November	December
	31,	December 31,	30,	31,	December 31,	December 31,
	2005	2004	2004	2003	2005	2004
North America (primarily U.S.)	$288,883	$23,071	$207,731	$198,244	$47,587	$47,284
Europe	59,176	4,632	54,141	54,672	16,968	18,760
Asia and other	15,406	922	13,165	13,947	1,838	1,962

Total	$363,465	$28,625	$275,037	$266,863	$66,393	$68,006

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.
     See the Non-Guarantor balance sheet in Note 16 for net assets of foreign subsidiaries at December 31, 2005 and 2004.
     The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
     Approximately 32.3% of the Company’s labor force (19.3% and 90.1% in the United States and Europe, respectively) is represented by collective bargaining agreements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
14. Predecessor Restructuring, Asset Impairment and Transition Expenses
     On January 1, 2003, the Predecessor adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Restructuring plans initiated prior to December 31, 2002 are accounted for according to EITF 94-3 while all restructuring actions initiated after December 31, 2002 will be accounted for according to SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company’s commitment to an exit or disposal plan. SFAS No. 146 may effect the periods in which costs are recognized although the total amount of costs recognized will be the same as previous accounting guidance.
     Beginning in the fourth quarter of 2002, the Predecessor adopted certain restructuring programs intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing and sourcing to low-cost countries. The Predecessor did not exit any of its operating activities and these programs did not reduce sales. The amounts recorded as restructuring charges, asset impairment and transition expenses in the Consolidated Statement of Comprehensive Income (Loss) for the period January 1, 2004 through November 30, 2004 and the year ended December 31, 2003 amounted to approximately $0.9 million and $11.1 million, respectively, and were comprised of the following major categories:

		Year-ended
	11 Months ended	December
	November 30,	31,
	2004	2003
Accrued restructuring charge	$—	$—
Impairment or loss on sale of fixed assets	306	2,011
Period cost transition expenses	641	9,074

	$947	$11,085

     Certain period costs such as relocation, training, recruiting, duplicative associates and moving costs resulting from restructuring programs amounted to $0.6 million and $9.1 million for the period January 1, 2004 through November 30, 2004 and the year ended December 31, 2003, respectively, were included as a component of transition expense. A summary of Predecessor cost reduction programs follows.
United States Programs
     The speed reducer product line consolidation resulted in the closure of the Florence, KY distribution center, the Louisburg, NC manufacturing facility and the Charlotte, NC manufacturing facility. The three closed locations were moved into a new leased facility in Charlotte, NC. In addition the Norwalk, CA distribution center was downsized and moved into a smaller facility and the engineering and purchasing functions were moved from Quincy, MA to the new Charlotte, NC production facility. This program, other than the payment of accrued severance amounts, was substantially completed in the third quarter of 2003.
     The electronic clutch brake product line consolidation resulted in the closure of the Roscoe, IL manufacturing facility. The high volume turf and garden product line was moved to the Columbia City, IN coil production facility, while the industrial and vehicular product lines were moved into the South Beloit, IL manufacturing facility. This program, other than the payment of accrued severance amounts and certain remaining transition expenses, was substantially completed in the fourth quarter of 2003.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
14. Predecessor Restructuring, Asset Impairment and Transition Expenses (continued)
     The sprag clutch product line consolidation resulted in the closure of the LaGrange, IL manufacturing facility. Production was relocated to the Formsprag production facility in Warren, MI. This program, other than the payment of accrued severance amounts, was substantially completed in the fourth quarter of 2002.
     The heavy duty clutch product relocation resulted in the closure of the Waukesha, WI production facility, which was consolidated into the Wichita Falls, TX heavy duty clutch production facility. Engineering support remained in Waukesha in a separate smaller leased facility. This program, other than the payment of accrued severance amounts, was substantially completed in the third quarter of 2003.
     Administrative process streamlining primarily involved the consolidation of the speed reducer and electronic clutch brake product lines customer service function in South Beloit, IL. This program, other than the payment of accrued severance amounts, was substantially completed in the third quarter of 2003.
European and Asian Programs
     The European and Asian electronic clutch brake consolidation resulted in the closure of the Bishop Auckland, United Kingdom manufacturing facility with production being relocated to Angers, France and Shenzhen, China. In addition, customer service and engineering functions were centralized in Angers, France. The two French facilities in Angers and Lemans were also rationalized. The Lemans facility was downsized to focus exclusively on machining operations. All other manufacturing and administrative functions were centralized in Angers. This program, other than the payment of accrued severance amounts, was substantially completed in the fourth quarter of 2003.
     Predecessor asset impairment and losses on sales of assets by program for the period January 1, 2004 through November 30, 2004 and the year ending December 31, 2003 were as follows:

	11 Months
	ended
	November 30,	December 31,
	2004	2003
United States programs:
Speed reducer product line consolidation	$—	$2,011
Electronic clutch brake consolidation	306	—

Total United States programs	$306	$2,011
Total non-cash asset impairment and loss on sale of assets	$306	$2,011

     Predecessor total transition expense by program for the period January 1, 2004 through November 30, 2004 and the year ending December 31, 2003 were as follows:

	11 Months
	ended
	November 30,	December 31,
	2004	2003
United States programs:
Speed reducer product line consolidation	$—	$3,516
Electronic clutch brake consolidation	641	2,203
Sprag clutch consolidation	—	24
Heavy duty clutch consolidation	—	516
Administrative streamlining	—	592

Total United States programs	$641	$6,851
Europe and Asia electronic clutch brake consolidation	—	2,223

Total transition expense	$641	$9,074

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
14. Predecessor Restructuring, Asset Impairment and Transition Expenses (continued)
     Predecessor transition expense by major expense component for the period January 1, 2004 through November 30, 2004 and the year ending December 31, 2003 were as follows:

	11 Months
	ended
	November	December
	30,	31,
	2004	2003
Training	$—	$914
Relocation	—	959
Moving costs	—	3,485
Severance	—	767
Duplicate employees	—	1,689
ERP system integration	—	477
Other	641	783

Total transition expense	$641	$9,074

     Cash paid by the Predecessor to support its restructuring programs for the period January 1, 2004 through November 30, 2004 and the year ended December 31, 2003 was as follows:

			Combined,
			Period from
	11 Months		January 1, 2003
	ended	Year ended	through
	November 30,	December 31,	November 30,
	2004	2003	2004
United States programs:
Speed reducer product line consolidation	$331	$583	$914
Electronic clutch brake consolidation	711	908	1,619
Sprag clutch consolidation	89	103	192
Heavy duty clutch consolidation	158	416	574
Administrative streamlining	8	284	292

Total United States programs	$1,297	$2,294	$3,591
Europe and Asia electronic clutch brake consolidation	288	2,553	2,841

Cash charged against the restructuring reserve	$1,585	$4,847	$6,432
Transition expense	641	9,074	9,715

Total cash utilized	$2,226	$13,921	$16,147

     The Predecessor’s accrued restructuring expenses were essentially fully-paid by the Predecessor at November 30, 2004, as follows:

11 Months ended
November 30,
2004
Balance at beginning of period	$1,606
Cash payments	(1,585)

Balance at end of period	$21

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
15. Commitments and Contingencies
Minimum Lease Obligations
     The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating leases are as follows:

	Operating	Capital
Year ending December 31:	Leases	Leases
2006	$2,709	$211
2007	2,269	166
2008	1,396	6
2009	680	—
2010	513	—
Thereafter	1,464	—

Total lease obligations	$9,031	383

Less amounts representing interest		(44)

Present value of minimum capital lease obligations		$339

     Net rent expense under operating leases for the year ended December 31, 2005 and the periods from Inception to December 31, 2004, and January 1, 2004 to November 30, 2004, and the year ended December 31, 2003 was approximately $4.3 million, $0.5 million, $5.4 million and $6.1 million, respectively.
General Litigation
     The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.
     As parent to the Predecessor, Colfax maintained reserves for various legal and environmental matters. Unless a legal or environmental matter of Colfax could be specifically identified as related to the Predecessor, no reserve has been provided for in the Predecessor financial statements. In addition, Colfax has agreed to indemnify the Company for certain pre-existing matters up to agreed upon limits.
16. Guarantor Subsidiaries
     The following tables present separately the financial position, results of operations, and cash flows for the Company and its Predecessor for: (a) the subsidiaries of the Company and its Predecessor that are guarantors of the Notes, which are all 100% owned U.S. domestic subsidiaries of the Company (Guarantor Subsidiaries), and (b) the subsidiaries of the Company and its Predecessor that are not guaranteeing the Notes, which include all non-domestic subsidiaries of the Company (Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Notes were entered into and issued in connection with the acquisition of the Predecessor and Kilian (see Note 3.)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
December 31, 2005

	December 31, 2005
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,819	$(2,713)	$3,954	$—	$10,060
Trade receivables, less allowance for doubtful accounts	—	32,892	13,549	—	46,441
Loan receivable from related parties	—	34,306	4,301	(38,607)	—
Inventories, less allowances for obsolete materials	—	43,562	11,092	—	54,654
Deferred income taxes	—	2,652	127	—	2,779
Prepaid expenses and other	25	934	1,014	—	1,973

Total current assets	8,844	111,633	34,037	(38,607)	115,907
Property, plant and equipment, net	—	45,405	20,988	—	66,393
Intangible assets, net	—	36,729	8,022	—	44,751
Goodwill	—	53,784	11,561	—	65,345
Other assets	4,804	167	37	—	5,008
Investments in subsidiaries	225,974	—	—	(225,974)	—

	$239,622	$247,718	$74,645	$(264,581)	$297,404

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Accounts payable	$44	$21,931	$8,749	$—	$30,724
Accrued payroll	—	12,487	3,529	—	16,016
Accruals and other current liabilities	2,937	10,384	2,918	—	16,239
Deferred income taxes	—	—	33	—	33
Current portion of long-term debt	—	186	—	—	186
Loans payable from related parties	38,607	—	—	(38,607)	—

Total current liabilities	41,688	44,988	15,229	(38,607)	63,198
Long-term debt, less current portion	159,421	153	—	—	159,574
Deferred income taxes	—	1,719	5,831	—	7,550
Pension liabilities	—	11,505	2,863	—	14,368
Other post-retirement benefits	—	12,500	—	—	12,500
Other long-term liabilities	—	107	1,494	—	1,601

Total liabilities	201,009	70,972	25,417	(38,607)	258,791

Total stockholder’s equity	38,613	176,746	49,228	(225,974)	38,613

	$239,622	$247,718	$74,645	$(264,581)	$297,404

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
December 31, 2004

	December 31, 2004
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,219	$(1,913)	$4,423	$—	$4,729
Trade receivables, less allowance for doubtful accounts	—	31,412	14,557	—	45,969
Loan receivable from related parties	—	11,392	912	(12,304)	—
Inventories, less allowances for obsolete materials	—	41,938	14,794	—	56,732
Deferred income taxes	—	1,015	130	—	1,145
Prepaid expenses and other	—	3,660	1,132	—	4,792

Total current assets	2,219	87,504	35,948	(12,304)	113,367
Property, plant and equipment, net	—	47,284	20,722	—	68,006
Intangible assets, net	—	38,990	9,768	—	48,758
Goodwill	—	49,310	13,835	—	63,145
Other assets	3,341	147	2,287	—	5,775
Investments in subsidiaries	204,639	—	—	(204,639)	—

	$210,199	$223,235	$82,560	$(216,943)	$299,051

Liabilities and (deficit) equity
Current liabilities:
Accounts payable	$—	$20,968	$7,819	$—	$28,787
Accrued payroll	733	6,962	3,966	—	11,661
Accruals and other current liabilities	3,130	9,958	1,289	—	14,377
Deferred income taxes	—	—	129	—	129
Current portion of long-term debt	—	247	666	—	913
Affiliate debt	4,978	(4,014)	11,340	(12,304)	—

Total current liabilities	8,841	34,121	25,209	(12,304)	55,867
Long-term debt, less current portion	158,479	261	—	—	158,740
Deferred income taxes	—	2,474	7,354	—	9,828
Pension liabilities	—	16,301	3,233	—	19,534
Other post-retirement benefits	—	12,203	—	—	12,203

Total liabilities	167,320	65,360	35,796	(12,304)	256,172

Total stockholder’s equity	42,879	157,875	46,764	(204,639)	42,879

	$210,199	$223,235	$82,560	$(216,943)	$299,051

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Company
Year ended December 31, 2005

	Year ended December 31, 2005
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$279,292	$93,201	$(9,028)	$363,465
Cost of sales	—	211,898	69,082	(9,028)	271,952

Gross (loss) profit	—	67,394	24,119	—	91,513
Selling, general and administrative expenses	—	43,729	17,692	—	61,421
Research and development expenses	—	2,478	2,205	—	4,683

Income from operations	—	21,187	4,222	—	25,409
Interest expense (income)	16,908	(339)	496	—	17,065
Other non-operating expense (income)	(17)	—	—	—	(17)
Equity in earnings of subsidiaries	21,335	—	—	(21,335)	—

Income (loss) before income taxes	4,444	21,526	3,726	(21,335)	8,361
Provision for income taxes	—	2,655	1,262	—	3,917

Net (loss) income	$4,444	$18,871	$2,464	$(21,335)	$4,444

Condensed Consolidating Statements of Operations of the Company
Period from Inception (December 1, 2004) through December 31, 2004

	Period from Inception (December 1, 2004) to December 31, 2004
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$22,591	$6,850	$(816)	$28,625
Cost of sales	—	19,115	5,548	(816)	23,847

Gross (loss) profit	—	3,476	1,302	—	4,778
Selling, general and administrative expenses	4,855	3,480	638	—	8,973
Research and development expenses	—	176	202	—	378

(Loss) income from operations	(4,855)	(180)	462	—	(4,573)
Interest expense (income)	1,384	(82)	108	—	1,410
Equity in earnings of subsidiaries	256	—	—	(256)	—

Income (loss) before income taxes	(5,983)	(98)	354	(256)	(5,983)
(Benefit) provision for income taxes	(221)	—	—	—	(221)

Net (loss) income	$(5,762)	$(98)	$354	$(256)	$(5,762)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Predecessor
Period from January 1, 2004 through November 30, 2004

	Predecessor (Note 1)
	Period from January 1, 2004 to November 30, 2004
	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$212,005	$72,402	$(9,370)	$275,037
Cost of sales	166,989	51,634	(9,370)	209,253

Gross profit	45,016	20,768	—	65,784
Selling, general and administrative expenses	31,538	13,783	—	45,321
Research and development expenses	1,972	1,975	—	3,947
Gain on sale of assets	(1,300)	—	—	(1,300)
Restructuring charge, asset impairment and transition expenses	947	—	—	947

Income from operations	11,859	5,010	—	16,869
Interest expense	2,751	1,543	—	4,294
Other non-operating expense (income)	(17)	165	—	148
Equity in income of subsidiaries	1,742	—	(1,742)	—

Income before income taxes	10,867	3,302	(1,742)	12,427
Provision for income taxes	3,972	1,560	—	5,532

Net income	$6,895	$1,742	$(1,742)	$6,895

Condensed Consolidating Statements of Operations of the Predecessor
Year ended December 31, 2003

		Predecessor (Note 1)
		Year ended December 31, 2003
	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$204,983	$71,798	$(9,918)	$266,863
Cost of sales	164,493	53,366	(9,918)	207,941

Gross profit	40,490	18,432	—	58,922
Selling, general and administrative expenses	34,860	14,653	—	49,513
Research and development expenses	1,840	1,615	—	3,455
Restructuring charge, asset impairment and transition expenses	8,928	2,157	—	11,085

Income (loss) from operations	(5,138)	7	—	(5,131)
Interest expense	3,570	1,798	—	5,368
Loss (gain) on sale of assets and other non-operating expense (income)	481	(16)	—	465
Equity in loss of subsidiaries	(2,349)	—	2,349	—

Income (loss) before income taxes	(11,538)	(1,775)	2,349	(10,964)
Provision (benefit) for income taxes	(2,232)	574	—	(1,658)

Net loss	$(9,306)	$(2,349)	$2,349	$(9,306)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Year ended December 31, 2005

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,444	$18,871	$2,464	$(21,335)	$4,444
Undistributed equity in earnings of subsidiaries	(21,335)	—	—	21,335	—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	—	5,845	2,729	—	8,574
Amortization of intangible assets	—	2,261	698	—	2,959
Amortization and write-off of deferred loan costs	621	—	—	—	621
Accretion of debt discount	942	—	—	—	942
Amortization of inventory fair value adjustment	—	1,270	429	—	1,699
Gain on sale of fixed assets	—	—	(99)	—	(99)
Provision for deferred taxes	—	568	(320)	—	248
Changes in operating assets and liabilities:
Trade receivables	—	(1,608)	(1,046)	—	(2,654)
Inventories	—	(2,894)	1,541	—	(1,353)
Accounts payable and accrued liabilities	(882)	(6,632)	5,682	—	(1,832)
Other current assets and liabilities	(26)	2,727	475	—	2,226
Other operating assets and liabilities	(1,746)	87	(281)	—	(1,940)

Net cash provided by (used in) continuing operating activities	(17,982)	20,495	11,322	—	13,835
Cash flows from investing activities:
Purchases of fixed assets	—	(4,099)	(2,100)	—	(6,199)
Acquisitions, net of cash acquired	—	1,607	—	—	1,607
Payment of additional Kilian purchase price	—	(730)	—	—	(730)
Proceeds from sale of fixed assets	—	20	105	—	125

Net cash used in investing activities	—	(3,202)	(1,995)	—	(5,197)
Cash flows from financing activities:
Payment of debt issuance costs	(338)	—	—	—	(338)
Payment on behalf of parent company	(1,610)	—	—	—	(1,610)
Borrowings under revolving credit agreements	4,408	—	—	—	4,408
Payments on revolving credit agreements	(4,408)	—	—	—	(4,408)
Payment of capital leases	—	(169)	(666)	—	(835)
Change in affiliated debt	26,530	(17,924)	(8,606)	—	—

Net cash (used in) provided by financing activities	24,582	(18,093)	(9,272)	—	(2,783)

Effect of exchange rates on cash	—	—	(524)	—	(524)

Increase (decrease) in cash and cash equivalents	6,600	(800)	(469)	—	5,331
Cash and cash equivalents, beginning of the period	2,219	(1,913)	4,423	—	4,729

Cash and cash equivalents, end of period	$8,819	$(2,713)	$3,954	$—	$10,060

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Period from Inception (December 1, 2004) through December 31, 2004

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,762)	$(98)	$354	$(256)	$(5,762)
Undistributed equity in earnings of subsidiaries	(256)	—	—	256	—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	—	551	122	—	673
Amortization of intangible assets	—	196	50	—	246
Amortization and write-off of deferred loan costs	49	—	—	—	49
Accretion of debt discount	79	—	—	—	79
Amortization of inventory fair value adjustment	—	1,270	429	—	1,699
Provision (benefit) for deferred taxes	—	(1,031)	—	—	(1,031)
Changes in operating assets and liabilities:
Trade receivables	—	(1,403)	1,079	—	(324)
Inventories	—	994	(1,406)	—	(412)
Accounts payable and accrued liabilities	1,900	8,899	(1,326)	—	9,473
Other current assets and liabilities	—	(2,222)	96	—	(2,126)
Other operating assets and liabilities	3,357	(356)	58	—	3,059

Net cash provided by (used in) continuing operating activities	(633)	6,800	(544)	—	5,623
Cash flows from investing activities:
Purchases of fixed assets	—	(243)	(46)	—	(289)
Acquisitions, net of cash acquired	(182,479)	(1,949)	4,316	—	(180,112)
Sale of fixed assets	—	—	—	—	—

Net cash used in investing activities	(182,479)	(2,192)	4,270	—	(180,401)
Cash flows from financing activities:
Contributed capital	39,994	—	—	—	39,994
Proceeds from issuance of senior subordinated notes	158,400	—	—	—	158,400
Payment of debt acquired in acquisitions	(12,178)	—	—	—	(12,178)
Payment of debt issuance costs	(6,747)	—	—	—	(6,747)
Payment of capital leases	—	(37)	—	—	(37)
Borrowings under revolving credit agreements	4,988	—	—	—	4,988
Payments on revolving credit agreements	(4,988)	—	—	—	(4,988)
Change in affiliated debt	5,862	(6,484)	622	—	—

Net cash (used in) provided by financing activities	185,331	(6,521)	622	—	179,432

Effect of exchange rates on cash	—	—	75	—	75

Increase (decrease) in cash and cash equivalents	2,219	(1,913)	4,423	—	4,729
Cash and cash equivalents, beginning of the period	—	—	—	—	—

Cash and cash equivalents, end of period	$2,219	$(1,913)	$4,423	$—	$4,729

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Predecessor
Period from January 1, 2004 through November 30, 2004

		Non-
	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,895	$1,742	$(1,742)	$6,895
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	5,038	1,036	—	6,074
Impairments, (gains) losses on fixed assets	(1,300)	—	—	(1,300)
Provision (benefit) for deferred taxes	102	15	—	117
Changes in operating assets and liabilities:
Trade receivables	(492)	(3,705)	—	(4,197)
Inventories	(2,610)	(3,808)	—	(6,418)
Accounts payable and accrued liabilities	4,825	(1,091)	—	3,734
Other current assets and liabilities	2,883	(1,406)	—	1,477
Other operating assets and liabilities	(2,794)	16	—	(2,778)

Net cash provided by (used in) operating activities	12,547	(7,201)	(1,742)	3,604

Cash flows from investing activities:
Purchases of fixed assets	(2,533)	(956)	—	(3,489)
Sale of fixed assets	4,442	—	—	4,442

Net cash provided by (used in) investing activities	1,909	(956)	—	953
Cash flows from financing activities:
Change in affiliated debt	(13,697)	(921)	—	(14,618)
(Distribution to) contribution from affiliates	2,019	4,161	1,742	7,922

Net cash (used in) provided by financing activities	(11,678)	3,334	1,742	(6,602)

Effect of exchange rates on cash	—	159	—	159

Increase (decrease) in cash and cash equivalents	2,778	(4,758)	—	(1,980)
Cash and cash equivalents, beginning of the period	(125)	3,288	—	3,163

Cash and cash equivalents, end of period	$2,653	$(1,470)	$—	$1,183

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Predecessor
Year ended December 31, 2003

	Predecessor (Note 1)
	Year ended December 31, 2003
		Non-
	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,306)	$(2,349)	$2,349	$(9,306)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7,396	1,257	—	8,653
Amortization and write-off of deferred loan costs	587	—	—	587
Impairment or loss on fixed assets	2,126	—	—	2,126
Provision for deferred taxes	(2,480)	(199)	—	(2,679)
Changes in operating assets and liabilities:
Trade receivables	(1,082)	504	—	(578)
Inventories	(2,471)	239	—	(2,232)
Accounts payable and accrued liabilities	(12,197)	(1,645)	—	(13,842)
Other current assets and liabilities	(903)	458	—	(445)
Other operating assets and liabilities	3,646	(219)	—	3,427

Net cash (used in) provided by operating activities	(14,684)	(1,954)	2,349	(14,289)
Cash flows from investing activities:
Purchases of fixed assets	(4,381)	(913)	—	(5,294)
Sale of fixed assets	3,721	—	—	3,721

Net cash used in investing activities	(660)	(913)	—	(1,573)
Cash flows from financing activities:
Change in debt	(51,668)	(12,574)	—	(64,242)
Change in affiliate debt	52,132	18,471	—	70,603
Contributed capital	5,000	—	—	5,000
Contribution from (Distribution to) affiliates	7,304	(3,570)	(2,349)	1,385

Net cash (used in) provided by financing activities	12,768	2,327	(2,349)	12,746

Effect of exchange rates on cash	—	1,065	—	1,065

Increase (decrease) in cash and cash equivalents	(2,576)	525	—	(2,051)
Cash and cash equivalents, beginning of year	2,451	2,763	—	5,214

Cash and cash equivalents, end of year	$(125)	$3,288	$—	$3,163

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
17. Unaudited Quarterly Results of Operations (in thousands):
Year ending December 31, 2005

	Fourth	Third	Second	First
Net Sales	$90,205	$85,056	$92,902	$95,302
Gross Profit	25,075	21,396	23,162	21,880
Net income	2,012	414	1,822	196
Year ending December 31, 2004

		Predecessor (Note 1)
	Period from
	Inception	Period from
	(December 1)	October 1, 2004
	to	to
	December 31,	November 30,
	2004	2004	Third	Second	First
Net Sales	$28,625	$46,770	$72,413	$77,963	$77,891
Gross Profit	4,778	10,088	17,838	18,459	19,399
Net income (loss)	(5,762)	843	(1,241)	2,516	4,777
     Certain prior period amounts have been reclassified within the unaudited quarterly results of operations to conform to the current period presentation.
18. Subsequent Event (Unaudited)
     On November 7, 2005, we entered into a purchase agreement with the shareholders of Hay Hall Holdings Limited, or Hay Hall, pursuant to which we agreed to acquire all of the outstanding share capital of Hay Hall for $50.5 million subject to certain purchase price adjustments. Under the purchase agreement, the initial aggregate purchase price of $50.5 million to be paid at closing will be subject to a change in working capital adjustment, less debt balances at closing, plus cash balances at closing. We closed the acquisition on February 9, 2006 for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. We will also pay up to $6.0 million of the total purchase price in the form of deferred consideration. At the closing we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred compensation placed in the escrow account. They will have no recourse against the Company unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.
     The Hay Hall acquisition will be accounted for in accordance with SFAS No. 141. Since the closing date of the Hay Hall acquisition was subsequent to December 31, 2005, the Company’s consolidated financial statements as of that date do not include any amounts related to Hay Hall.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted
18. Subsequent Event (Unaudited) (continued)
     The Company has not completed its preliminary purchase price allocation. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Hay Hall, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. However, the goodwill and intangibles recorded in connection with the acquisition of Hay Hall have not yet been allocated across the business units acquired nor have the values been finished. Further, and as discussed above, the final purchase price is subject to certain purchase price adjustments which have not been finalized. The final purchase price allocations will be completed within one year of the acquisition and are not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation is as follows:

Total purchase price, including closing costs of approximately $1.7 million	$50,981

Cash and cash equivalents	441
Trade receivables	11,668
Inventories	16,989
Prepaid expenses and other	1,442
Property, plant and equipment	10,509
Intangible assets	15,900

Total assets acquired	56,949
Accounts payable, accrued payroll, and accruals and other current liabilities	11,862
Other liabilities	5,647

Total liabilities assumed	17,509

Net assets acquired	39,440

Excess purchase price over the fair value of net assets acquired	$11,541

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.
     The estimated amounts recorded as intangible assets consist of the following:

Customer relationships	$9,064
Product technology and patents	1,589

Total intangible assets subject to amortization	10,653
Trade names and trademarks, not subject to amortization	5,246

Total intangible assets	$15,900

     Customer relationships, product technology and patents, are subject to amortization over their estimated useful lives which reflects the anticipated periods over which the Company estimates it will benefit from the acquired assets. The estimated useful lives have not been finalized by the Company. The Company anticipates that substantially all of this amortization is deductible for income tax purposes. The Company is considering its options relative to the deductibility of goodwill and is unable at this time to determine what, if any, will be deductible for income tax purposes.
     In connection with the acquisition of Hay Hall the Company issued £33.0 million of 11 1/4% Senior Notes (the Notes). Based on an exchange rate of 1.7462 US Dollars to UK pounds sterling, the proceeds from the Notes was approximately $57.6 million. The Notes are unsecured and are due in 2013. Interest on the Notes is payable in UK pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. The proceeds from the Notes were used to purchase Hay Hall.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
(a)	Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b)	There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
MANAGEMENT AND DIRECTORS
     The directors and principal officers of Altra, and their positions and ages as of December 31, 2005, are as follows:

Name	Age	Position
Michael L. Hurt	60	Chief Executive Officer and Director

Carl Christenson	46	President and Chief Operating Officer

David Wall	47	Chief Financial Officer

Craig Schuele	42	Vice President of Marketing and Business Development

Gerald Ferris	56	Vice President of Global Sales

Timothy McGowan	49	Vice President of Human Resources

Edward L. Novotny	53	Vice President and General Manager, Boston Gear and Overrunning Clutch

Jean-Pierre L. Conte	42	Director

Richard D. Paterson	63	Director

Darren J. Gold	35	Director

Frank K. Bauchiero	71	Director

Larry McPherson	60	Director
     The present principal occupations and recent employment history of each of our executive officers and directors listed above is as follows:
     Michael L. Hurt has been our Chief Executive Officer and one of our directors since the PTH Acquisition. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Woods Incorporated, a manufacturer of industrial power transmission products. Prior to TB Woods, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt has a B.S. degree in Mechanical Engineering from Clemson University and a M.B.A. from Clemson-Furman University.
     Carl Christenson has been our President and Chief Operating Officer since January 2005. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Woods Incorporated, a manufacturer of industrial power transmission equipment and several positions at Torrington Company, a division of Ingersoll Rand. Mr. Christenson has a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and a M.B.A. from Renselaer Polytechnic.

     David Wall has been our Chief Financial Officer since January 2005. From August 2000 to May 2004, Mr. Wall was the Chief Financial Officer of Berman Industries, a manufacturer and distributor of portable lighting products. From 1994 to 2000, Mr. Wall was the Chief Financial Officer of DoALL Company, a manufacturer and distributor of machine tools and industrial supplies. Mr. Wall is a Certified Public Accountant and has a B.S. degree in Accounting from the University of Illinois and a M.B.A. in Finance from the University of Chicago.
     Craig Schuele has been our Vice President of Marketing and Business Development since May 2004 and Vice President of Marketing since March 2002. Prior to his current position, he was a Director of Marketing of the Company since 1995. Mr. Schuele joined the company in 1986 and has a B.S. degree in management from Rhode Island College.
     Gerald Ferris has been our Vice President of Global Sales since March 2002 and is responsible for the worldwide sales of our products. Mr. Ferris joined the company in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.
     Timothy McGowan has been our Vice President of Human Resources since June 2003. Prior to joining the company, Mr. McGowan was Vice President, Human Resources for Bird Machine, part of Baker Hughes, Inc., an oil equipment manufacturing company. Before his tenure with Bird Machine, Mr. McGowan spent many years with Raytheon in various Human Resources positions. Mr. McGowan holds a B.A. degree in English from St. Francis College in Maine.
     Edward L. Novotny has been the Vice President and General Manager, Boston Gear and Overrunning Clutch of Colfax PT since May 2000. Prior to joining the company in 1999, Mr. Novotny served in a plant management role and then as the Director of Manufacturing for Stabilus Corporation, an automotive supplier, since October 1990. Prior to Stabilus, Mr. Novotny held various plant management and production control positions with Masco Industries and Rockwell International. Mr. Novotny has a B.S. degree in Business Administration from Youngstown State University.
     Jean-Pierre L. Conte was elected as one of our directors and chairman of the board in connection with the Acquisition. Mr. Conte is currently Chairman and Managing Director of Genstar Capital. Mr. Conte joined Genstar Capital in 1995. Prior to joining Genstar Capital, Mr. Conte was a principal for six years at the NTC Group, Inc., a private equity investment firm. He has served as a director, chairman of the board, and a member of the compensation committee of PRA International, Inc. since 2000, and of North American Energy Partners, Inc. since 2003. He has also served as a director and member of the compensation committee of BioSource International, Inc. since 2000, and interim chairman, then chairman, of BioSource’s board of directors since 2001. Mr. Conte has also served as a director of Propex Fabrics, Inc. since December, 2004. Mr. Conte holds a B.A. from Colgate University and an M.B.A. from Harvard University.
     Richard D. Paterson was elected as one of our directors in connection with the PTH Acquisition. Since 1988, Mr. Paterson has been a Managing Director at Genstar Capital. Prior to joining Genstar Capital, Mr. Paterson was a Senior Vice President and Chief Financial Officer of Genstar Corporation, a New York Stock Exchange listed company. He has served as a director of North American Energy Partners Inc. since 2005, Propex Fabrics, Inc. since 2004, American Pacific Enterprises, LLC since 2004, Woods Equipment Company since 2004 and INSTALLS inc, LLC since 2004. Mr. Paterson is a Chartered Accountant and has a Bachelor of Commerce from Concordia University.
     Darren J. Gold was elected as one of our directors in connection with the PTH Acquisition. Mr. Gold is currently a Principal of Genstar Capital. Mr. Gold joined Genstar Capital in 2000. Prior to joining Genstar Capital, Mr. Gold was an engagement manager with McKinsey & Company. Mr. Gold has a B.A. in Political Science and History from the University of California, Los Angeles and a J.D. from the University of Michigan.

     Frank Bauchiero was elected as one of our directors in connection with the PTH Acquisition. Mr. Bauchiero serves on the Strategic Advisory Committee of Genstar Capital. Prior to joining Genstar Capital, Mr. Bauchiero was President and Chief Operating Officer of Walbro Corporation, a manufacturer of fuel storage and delivery systems for the automotive industry and President of Dana Corporation’s North American Industrial Operations.
     Larry McPherson was elected as one of our directors in January 2005. Prior to joining our board, Mr. McPherson was a Director of NSK Ltd. from 1997 until his retirement in 2003 and served as Chairman and CEO of NSK Europe from January 2002 to December 2004. In total he was employed by NSK Ltd. for twenty-one years and was Chairman and CEO of NSK Americas for the six years prior to his European assignment. Mr. McPherson earned his MBA from Georgia State and his undergraduate degree in Electrical Engineering from Clemson University. Presently he continues to serve as an advisor to the Board of Director’s of NSK Ltd. as well as a board member of a privately owned printing company.
Committees of the Board of Directors
     Our board of directors has established an audit committee and a compensation committee for the Company. The members of the audit committee are Darren J. Gold, Richard D. Paterson and Larry McPherson. Our board of directors has determined that Richard D. Paterson is qualified as a “financial expert” within the meaning of the regulations of the U.S. securities laws. The members of the compensation committee are Darren J. Gold, Richard D. Paterson and Frank K. Bauchiero. The audit committee recommends the annual appointment and reviews independence of auditors for the Company and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions. The compensation committee reviews and approves the compensation and benefits for our senior employees and directors, authorizes and ratifies equity and other incentive arrangements, and authorizes employment and related agreements. From time to time, our boards of directors may contemplate establishing other committees.
Code of Ethics
     We are in the process of developing a code of ethics applicable to our principal executive officer and principal financial and accounting officer. As of December 31, 2005, the adoption of a code of ethics was not required for the Company.
Item 11
Executive Compensation
     The following table sets forth all cash compensation earned in the previous three years by our Chief Executive Officer and each of our other four most highly compensated executive officers during the past year (the “Named Executive Officers”). The compensation arrangements for each of these officers that are currently in effect are described under the caption “Employment Arrangements and Change in Control Arrangements” below.

SUMMARY COMPENSATION

		Annual compensation					Long-term compensation
							Awards			Payouts
									Securities
					Other		Restricted		underlying
					annual		stock		options/	LTIP	All other
		Salary	Bonus		compensation(1)		award(s)		SARs	payouts	compensation
Name and principal position	Year	($)	($)		($)		($)		(#)	($)	($)
Michael L. Hurt	2005	347,500	446,375	(12)	12,600		68,233	(2)	—	—	—
Chief Executive Officer	2004	43,301	—		33,877		18,146		—	—	125,000
and Director	2003	—	—		—		—		—	—	—

Charles W. Nims(8)	2005	36,309	—		9,012		—		—	—	242,132
Former President	2004	261,144	113,889		12,357		—		—	—	191,250
	2003	260,188	54,554		—		—		—	—

Carl Christenson	2005	240,994	290,141	(9)	174,134	(6)	78,000	(3)
President and Chief	2004	—	—		—		—		—	—	—
Operating Officer	2003	—	—		—		—		—	—	—

David Wall(9)	2005	208,523	149,925	(10)	51,145	(7)	39,000	(4)
Chief Financial Officer	2004	—	—		—		—		—	—	—
	2003	—	—		—		—		—	—	—

Matthew F. Taylor(11)	2005	36,402	—		6,206		—		—	—	59,675
Former Vice President and General Manager, Warner Electric	2004	179,025	67,036		37,999		—		—	—	134,250
	2003	77,083	25,250		—		—		—	—	—

Edward L. Novotny	2005	183,614	112,378		12,600		19,500	(5)	—	—	—
Vice President and General Manager, Boston Gear and Overrunning Clutch	2004	178,954	77,764		12,268		—		—	—	134,250
	2003	174,930	24,980		—		—		—	—	—

Gerald Ferris	2005	174,882	67,007		10,500		19,500	(5)	—	—	—
Vice President of Global sales	2004	169,388	95,659		12,995		—		—	—	124,125
	2003	164,401	47,074		—		—		—	—	—

Craig Schuele	2005	164,000	56,683		10,500		19,500	(5)	—	—	—
Vice President of	2004	154,103	59,360		9,163		—		—	—	120,000
Marketing and Business	2003	145,000	26,390		—		—		—	—	—
Development

(1)	Excludes customary medical and dental benefits.

(2)	Value at time of grant. The aggregate restricted stock holdings of Mr. Hurt at the end of 2005 were 975,000 shares with a value of $86,379. Restricted stock grants vest in five equal annual installments and include the right to receive dividends on such stock when declared by the board.

(3)	Value at time of grant. The aggregate restricted stock holdings of Mr. Christenson at the end of 2005 were 780,000 shares with a value of $78,000. Restricted stock grants vest in five equal annual installments and include the right to receive dividends on such stock when declared by the board.

(4)	Value at time of grant. The aggregate restricted stock holdings of Mr. Wall at the end of 2005 were 390,000 shares with a value of $39,000. Restricted stock grants vest in five equal annual installments and include the right to receive dividends on such stock when declared by the board.

(5)	Value at time of grant. The aggregate restricted stock holdings of Mr. Novotny, Mr. Ferris and Mr. Schuele at the end of 2005 were 195,000 shares each with a value of $19,500 each. Restricted stock grants vest in five equal annual installments and include the right to receive dividends on such stock when declared by the board.

(6)	Mr. Christenson was reimbursed $161,534 in 2005 for costs related to his relocation.

(7)	Mr. Wall was reimbursed $38,545 in 2005 for costs related to his relocation.

(8)	Mr. Nims’ employment with the Company ended in January 2005. Mr. Nims received $242,132 in severance during 2005.

(9)	Mr. Christenson was paid a signing bonus of $120,000 during 2005.

(10)	Mr. Wall was paid a signing bonus of $10,000 during 2005

(11)	Mr. Taylor was hired in June 2003. Mr. Taylor’s employment with the Company ended in February 2005. Mr. Taylor received $59,675 in severance during 2005.

(12)	Mr. Hurt was paid a signing bonus of $146,000 during 2005
Equity Incentive Plan
     In connection with the PTH Acquisition, Altra Holdings, Inc., our parent, adopted an equity incentive plan that permits the grant of restricted stock, stock units, stock appreciation rights, cash, non-qualified stock options and incentive stock options to purchase shares of common stock of Holdings. The maximum number of shares of common stock, par value $0.001, of Holdings that may be issued under the terms of the equity incentive plan is 4,000,000. The maximum number of shares that may be subject to “incentive stock options” (within the meaning of Section 422 of the Internal Revenue Code) is 3,500,000 shares. Plan participants are individually subject to a maximum number of shares with respect to which awards may be granted in any calendar year during the term of the equity incentive plan. The board of directors of Holdings or a committee appointed by the board of directors will administer the equity incentive plan and will have discretion to establish the specific terms and conditions for each award. Our employees, consultants and directors will be eligible to receive awards under the Holdings equity incentive plan. Restricted stock, stock units and cash awards may constitute performance-based awards in accordance with Section 162(m) of the Internal Revenue Code at the discretion of the committee. Generally, any grant of restricted stock under our plan will be subject to vesting requirements. Restricted stock granted under our plan will vest in five equal annual installments. A grantee of restricted stock will obtain a 100% vested interest in a particular grant of restricted stock if such employee is continuously employed by us for five years after the date of grant. The committee may provide that any time prior to a change in control, any outstanding stock options, stock appreciation rights, stock units and unvested cash awards shall immediately vest and become exercisable and any restriction on restricted stock awards or stock units shall immediately lapse. Upon a participant’s termination of employment (other than for cause), unless the board or committee provides otherwise: (i) any outstanding stock options or stock appreciation rights may be exercised 90 days after termination, to the extent vested, (ii) unvested restricted stock awards and stock units shall expire and (iii) cash awards and performance-based awards shall be forfeited.

Pension
     Gerald Ferris and Craig Schuele previously participated in the Colfax PT Pension Plan, however on December 31, 1998 Mr. Ferris and Mr. Schuele’s participation in and benefits accrued under such plan were frozen. Under the provisions of the plan, upon reaching the normal retirement age of sixty-five, Messrs. Ferris and Schuele will receive annual payments of approximately $38,700 and $10,800 respectively. As part of the Acquisition, we were obligated to assume certain liabilities of the Colfax PT Pension Plan, including such future payments to Messrs. Ferris and Schuele, and have established a new plan, the Altra Industrial Motion, Inc. Retirement Plan, providing substantially similar benefits as provided under the Colfax PT Pension Plan. See “Risk Factors—Risks Relating to Our Business—We face risks associated with our post-retirement and post-employment obligations to employees.”
Director Compensation
     All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Independent directors, Frank Bauchiero and Larry McPherson, receive director fees of $40,000 per year. In January of 2005, each of the independent directors was also granted 68,250 shares of restricted common stock, which stock is subject to vesting over a period of five years.
Severance Agreements
     We assumed severance agreements with the following named executive officers upon the consummation of the PTH Acquisition:
•	Charles W. Nims

•	Matthew F. Taylor

•	Craig Schuele

•	Gerald Ferris

•	Timothy McGowan

•	Edward L. Novotny
     Each of the severance agreements provide that, subject to the executive’s execution of a general release of claims and the executive’s compliance with certain other restrictive covenants, if the executive is terminated during the first year of employment after the PTH Acquisition by us without “cause” or by the executive for “good reason” (each as defined in the severance agreements), we will pay the executive a severance benefit equal to the executive’s annual base salary as of the closing date for a specified amount of time ranging from nine months to 12 months. If an executive timely elects continuation coverage under our health care and dental plans, subject to the executive’s continued co-payment of the applicable premiums, we will continue to pay our share of the health care and dental premiums during the period of salary continuation. Continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, will commence after the period of salary continuation. Any severance benefit will cease upon the executive’s obtaining other full-time employment at a rate of pay equal to or greater than 75% of the executive’s base salary at the time of termination of employment.
     During the first quarter of 2005, two executives with severance agreements were terminated. The amount payable by the company under the severance agreements was approximately $0.5 million.

Option/SAR Grants in Last Fiscal Year
     There were no option/SAR grants in 2005.
Employment Arrangements and Change in Control Arrangements
     Executive Employment Agreements. Three of our senior executives, Michael Hurt, David Wall and Carl Christenson have entered into employment agreements with Altra. Mr. Hurt’s agreement has a three-year term and Messrs. Wall and Christenson’s agreements have five-year terms and contain usual and customary restrictive covenants, including 12 month non-competition provisions and non-solicitation/no hire of employees or customers provisions, non-disclosure of proprietary information provisions and non-disparagement provisions. In the event of a termination without “cause” or departure for “good reason,” the terminated senior executives are entitled to severance equal to 12 months salary plus an amount equal to their pro-rated bonus for the year of termination.
     Stockholders Agreement. Under Amended and Restated Stockholders Agreement, Altra Holdings has the right to purchase for fair market value any management stockholder’s management stock upon termination of such management stockholder’s employment for any reason; provided that, if such employee is terminated for “cause”, Altra Holdings may repurchase such shares at the lower of fair market value and cost. In the case of Altra Holdings’ common stock, fair market value shall be determined in good faith by the Board of Directors of Altra Holdings (with a discount for lack of marketability or minority interest). In the case of the Altra Holdings’ preferred stock, fair market value shall be the greater of (a) $1.00 per share (as adjusted for stock splits, dividends and the like) and (b) the fair value as determined in good faith by the Board of Directors of Altra Holdings, on the basis of a sale to a willing, unaffiliated buyer in an arm’s length transaction.
     Restricted Stock Agreements. In general Altra Holdings’ restricted stock agreements provide that Altra Holdings has the right to repurchase a grantee’s vested restricted stock at fair market value upon termination of such grantee’s employment for any reason; provided that, if such employee is terminated for “cause”, Altra Holdings may repurchase such shares at the lower of fair market value and cost. Fair market value shall be determined in good faith by the Board of Directors of Altra Holdings (with a discount for lack of marketability or minority interest). In addition, should Genstar Capital determine to sell any securities of Altra Holdings that results in a change of control, then upon Genstar Capital’s request the grantee shall sell to the proposed purchaser a similar percentage of such grantee’s restricted stock in Altra Holdings.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     All of our issued and outstanding common stock is owned by our parent, Altra Holdings. The following table sets forth information with respect to the beneficial ownership of the capital stock of Altra Holdings as of April 30, 2005:
•	each person known by us to own beneficially more than 5% of the capital stock;

•	each of the directors of Altra Holdings;

•	each of our named executive officers; and

•	all of the directors and our executive officers as a group.

     The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
     Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock.

Beneficial	Number	Percentage
Owner	of Shares	of Class
Genstar Capital Partners III, L.P.(1)	25,080,999	64.8%
Stargen III, L.P.(2)	904,001	2.3%
Caisse de dépôt et placement du Québec(3)	7,000,000	18.2%
Michael L. Hurt	1,475,000	3.8%
Charles W. Nims	—	—
Carl Christenson	1,080,000	2.8%
David Wall	390,000	1.0%
Craig Schuele	245,000	*
Gerald Ferris	245,000	*
Matthew Taylor	—	—
Edward L. Novotny	280,000	*
Jean-Pierre L. Conte(1)	25,080,999	64.8%
Richard D. Paterson(1)	25,080,999	64.8%
Darren J. Gold(4)	—	—
Frank Bauchiero(4)	818,250	2.2%
Larry McPherson	318,250	*
All directors and executive officers as a group(1)(2)	31,615,000	81.7%

*	Less than one percent (1%).

(1)	Genstar Capital Partners III, L.P., a Delaware limited partnership (“Genstar III”), owns 64.8% of the outstanding capital stock of Altra Holdings. Genstar Capital exercises investment discretion and control over the shares held by Genstar III. Jean-Pierre L. Conte, the chairman and a managing director of Genstar Capital, and Richard D. Paterson, a managing director of Genstar Capital, may be deemed to share beneficial ownership of the shares shown as beneficially owned by Genstar III. Each of Mr. Conte and Mr. Paterson disclaims such beneficial ownership except to the extent of his pecuniary interest therein. The address of Genstar III is Four Embarcadero Center, Suite 1900, San Francisco, California 94111.

(2)	Stargen III, L.P., a Delaware limited partnership, owns 2.3% of the outstanding capital stock of Altra Holdings. Genstar Capital exercises investment discretion and control over the shares held by Stargen III, L.P. The address of Stargen III, L.P. is Four Embarcadero Center, Suite 1900, San Francisco, California 94111.

(3)	CDPQ is a limited partner of the Genstar Fund and its address is 1000 place Jean-Paul-Riopelle, Montreal, Québec.

(4)	Includes 750,000 shares of stock held by Frank Bauchiero MKC Worldwide. Mr. Bauchiero is a Strategic Advisor, and Mr. Gold is a Principal, of Genstar III, and do not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the shares shown as beneficially owned by Genstar III.

Item 13. Certain Relationships and Related Transactions
Equity Investments
     In connection with the Acquisition and Related Transactions, Genstar Capital Partners III, L.P. and Stargen III, L.P. (together, the “Genstar Funds”), CDPQ and certain members of our management purchased approximately 26.3 million shares of Altra Holdings preferred stock for approximately $26.3 million. The shares of Altra Holdings preferred stock are:
•	not redeemable;

•	convertible into common stock at the election of the holders of preferred stock and automatically upon certain enumerated events;

•	entitled to noncumulative preferential annual dividend payments of $0.08 per share when, as and if declared by the board of directors of Altra Holdings;

•	in the event of any liquidation, dissolution, winding up or sale of Altra Holdings, entitled to a preferential distribution of $1.00 per share (plus any declared but unpaid dividends);

•	entitled to protective class voting rights, including the right to veto sales or mergers of Altra Holdings, to prevent amendments to its certificate of incorporation and to prohibit future sales of its capital stock; and

•	entitled to anti-dilution protections.
     In addition, the Genstar Funds and certain members of management acquired an additional 8.8 million shares of Altra Holdings preferred stock by exchanging Kilian preferred stock of equivalent value. All of the cash and Kilian preferred stock received by Altra Holdings from such sales of its preferred stock were contributed to us, and the cash portion thereof provided a portion of the funds necessary to consummate the PTH Acquisition.
     The Genstar Funds own 67.1% of the outstanding capital stock of, and control, our parent company, Altra Holdings.
     Caisse de dépôt et placement du Québec, a limited partner of Genstar Capital Partners III, L.P. owns 18.2% of the outstanding capital stock of Altra Holdings.
CDPQ Subordinated Notes Investment
     In connection with the Acquisition and Related Transactions, CDPQ entered into a note purchase agreement with Altra Holdings, pursuant to which CDPQ purchased $14.0 million of subordinated notes of Altra Holdings, to provide a portion of the funds necessary to consummate the PTH Acquisition. The subordinated notes:
•	accrue payment-in-kind interest at an annual rate of 17%, provided that Altra Holdings may in its sole discretion pay such interest in whole or in part in cash to the extent allowed under the terms of the indenture governing the notes;

•	mature on November 30, 2019;

•	are redeemable at the option of Altra Holdings prior to maturity at specified prepayment premiums; and

•	are redeemable at the option of the holder at 101% of the principal amount with accrued interest in the event of a change of control of Altra Holdings or any of its material subsidiaries.

Stockholders Agreements
     Altra Holdings and all of its stockholders have entered into an amended and restated stockholders agreement that:
•	imposes restrictions on their transfer of Altra Holdings shares;

•	grants the parties certain rights of first refusal and co-sale rights with respect to sales of shares by the other parties;

•	grants the Genstar Funds the right to require the other parties to participate pro rata in any sale of shares by the Genstar Funds; and

•	provides for the Genstar Funds to designate five directors.
     The parties have also entered into a registration rights agreement providing for the registration of Altra Holdings’ common stock, owned by them, with the SEC.
Genstar Capital Management Agreement
     In connection with the Acquisition, we and our parent, Altra Holdings, entered into an advisory services agreement with Genstar Capital which we refer to herein as the Management Agreement, for management, consulting and financial advisory services and oversight to be provided to us and our subsidiaries. The Management Agreement provides for the payment to Genstar Capital of an annual consulting fee of $1.0 million for management and consulting services, and reimbursement of out-of pocket expenses. Pursuant to the Management Agreement, Genstar Capital received a one-time transaction fee of $4.0 million, plus reimbursement of $0.4 million of expenses, upon the consummation of the PTH Acquisition for advisory services it provided in connection with the PTH Acquisition. Genstar Capital will be entitled to receive additional compensation of 2.0% of the aggregate consideration relating to any acquisitions or dispositions completed by the Company. The agreement also provides for indemnification of Genstar Capital against liabilities and expenses arising out of Genstar Capital’s performance of services under the agreement. The agreement terminates when Altra Holdings and Genstar Capital mutually agree to terminate the agreement.
     In connection with the Hay Hall acquisition Genstar Capital received a one-time transaction fee of $1.0 million, upon the consummation of the acquisition for advisory services it provided in connection with the Hay Hall acquisition.
Management Consulting Service Fees
     Following the consummation of the PTH Acquisition, Michael Hurt, our chief executive officer, and Frank Bauchiero, one of our directors, were paid one-time consulting fees of $125,000 and $75,000, respectively, for certain consulting and advisory services rendered to us in connection with the Acquisition.
Severance Agreements
     Upon consummation of the PTH Acquisition, we assumed severance agreements with certain of our named executive officers. As of December 31, 2005 all severance agreements have expired.
Employment Agreements
     Certain of our named executive officers have entered into employment agreements with the Company, see Item 11. Executive Compensation.

Restricted Stock Agreements
          Certain of our named executive officers have been granted restricted stock of Altra Holdings, see Item 11. Executive Compensation.
Item 14. Principal Accountant Fees and Services
     For the years ended December 31, 2005 and 2004, aggregate fees for professional services rendered by the Company’s independent auditors, Ernst & Young, in the following categories were as follows:
(in thousands of dollars)

	2005	2004
Audit Fees	$2,102	$1,734
Audit-Related Fees	433	1,393
Tax Fees	49	128
All Other Fees	—	—

Total	$2,584	$3,255
     Audit Fees for the years ended December 31, 2005 and 2004 were for professional services provided for the audit of the Company’s consolidated financial statements, statutory and subsidiary audits, consents and assistance with review of documents filed with the Commission.
     Audit-Related Fees for the years ended December 31, 2005 and 2004 were for advice related to accounting and reporting standards and services associated with the PTH and Hay Hall acquisitions and related financing transactions.
     Tax Fees for the years ended December 31, 2005 and 2004 were for services related to tax compliance, including the preparation of tax returns; and tax planning and tax advice, including assistance with acquisitions, mergers and foreign operations.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
(1)	Financial Statements
See Item 8.
(2)	Financial Statement Schedules
     See Item 21(b) Schedule II — Valuation and Qualifying Accounts

     (3) Exhibits

EXHIBIT
NUMBER	DESCRIPTION
2.1*	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Industrial Motion, Inc.]

2.2*	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.]

4.1*	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee

4.2*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.1)

4.4*	Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent

4.5*	Form of 11 1/4% Senior Notes due 2013

4.6*	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and Jefferies International Limited, as initial purchasers

4.7	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.8*	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.9	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.10	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

10.1*	Agreement, dated as of October 24, 2004, between Ameridrives International, L.P. and United Steel Workers of America Local 3199-10

10.2*	Labor Agreement, dated as of December 3, 2001, between Warner Electric LLC (formerly Warner Electric Inc.) and International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America, Local No. 155

10.3*	Labor Agreement, dated as of January 30, 2005, between Warner Electric LLC (formerly Warner Electric Inc.) and United Steelworkers of America and Local Union No. 3245

10.4*	Labor Agreement between, dated as of August 9, 2004 between Warner Electric LLC (formerly Warner Electric Inc.) and International Association of Machinists and Aerospace Works, AFL-CIO, and Aeronautical Industrial District Lode 776, Local Lodge 2771

10.5*	Transition Services Agreement, dated as of November 30, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Industrial Motion, Inc.

10.6*	Trademarks and Technology License Agreement, dated November 30, 2004, among Colfax Corporation, Altra Holdings, Inc. and Altra Industrial Motion, Inc.

10.7*	Lease Agreement, dated as of February 13, 2004, between Quincy Hayward Street, LLC and Boston Gear LLC.

10.8*	Lease Agreement, dated as of April 1, 1993, between Textron, Inc. and Nuttall Gear LLC

10.9*	Lease Agreement, dated as of January 29, 2003, between Olds Properties Corporation and Warner Electric LLC.

10.10*	Ontario Net Industrial Single Lease, dated November 4, 1994, between Slough Estates Canada Limited and Kilian Manufacturing Corporation, with extension dated June 22, 1999

10.11*	Lease Agreement, dated as of January 1, 2003, between Warner Shui Hing Limited and Bogang Economic Development Company. (English language summary)

10.12*	Lease Agreement, dated August 5, 1981, between Stieber GmbH and Schmidt Lacke GmbH. (English language summary)

10.13*	Lease Agreement, dated as of December 21, 1984, between Stieber GmbH and Carola Grundstucksverwaltungsgesellschft GmbH. (English language summary)

10.14*	Employment Agreement, dated as of January 6, 2005, between Altra Industrial Motion, Inc. and Michael L. Hurt

EXHIBIT
NUMBER	DESCRIPTION
10.15*	Employment Agreement, dated as of January 6, 2005, between Altra Industrial Motion, Inc. and Carl Christenson

10.16*	Employment Agreement, dated as of January 12, 2005, between Altra Industrial Motion, Inc. and David Wall

10.17*	Form of Transition Agreement

10.18*	Advisory Services Agreement, dated as of November 30, 2004, among Altra Holdings, Inc., Altra Industrial Motion, Inc. and Genstar Capital L.P.

10.19*	Altra Holdings, Inc. 2004 Equity Incentive Plan

10.20*	Form of Restricted Stock Award Agreement

10.21*	Stock Purchase Agreement dated as of November 30, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.

10.22*	Credit Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc. and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Bank, as Lead Arranger

10.23*	Security Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the other Grantors listed therein and The Bank of New York Trust Company, N.A.

10.24*	Patent Security Agreement, dated as of November 30, 2004, among Kilian Manufacturing Corporation, Warner Electric Technology LLC, Formsprag LLC, Boston Gear LLC, Ameridrives International, L.P. and The Bank of New York Trust Company, N.A.

10.25*	Trademark Security Agreement, dated as of November 30, 2004, among Warner Electric Technology LLC, Boston Gear LLC and The Bank of New York Trust Company, N.A.

10.26*	Intercreditor and Lien Subordination Agreement, dated as of November 30, 2004, among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A. and Altra Industrial Motion, Inc.

10.27*	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein.

21.1*	Subsidiaries of Altra Industrial Motion, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

*	Filed previously.

     Item 21(b)
Altra Industrial Motion, Inc.
SCHEDULE II-Valuation and Qualifying Accounts

	Balance
	at
	beginning
	of			Balance at
Reserve for inventory obsolescence:	period	Additions	Deductions	end of period
Predecessor-For the year ended December 31, 2003	$5,089	$3,033	($1,309)	$6,813
Predecessor-For the year ended November 30, 2004	6,813	1,459	(2,084)	6,188
From Inception (December 1) through December 31, 2004	6,188	545	(372)	6,361
For the year ended December 31, 2005	$6,361	$2,385	$(1,903)	$6,843

	Balance
	at
	beginning
	of			Balance at
Reserve for uncollectible accounts:	period	Additions	Deductions	end of period
Predecessor-For the year ended December 31, 2003	$2,939	$730	($2,053)	$1,616
Predecessor-For the year ended November 30, 2004	1,616	589	(772)	1,433
From Inception (December 1) through December 31, 2004	1,433	135	(145)	1,424
For the year ended December 31, 2005	$1,424	$687	($ 314)	$1,797

	Balance
	at
	beginning
	of			Balance at
Income tax assets valuation allowance:	period	Additions	Deductions	end of period
Predecessor-For the year ended December 31, 2003	$10,261	$7,573	$—	$17,834
Predecessor-For the year ended November 30, 2004	17,834	895	—	18,729
From Inception (December 1) through December 31, 2004 (1)	18,462	—	(88)	18,374
For the year ended December 31, 2005	$18,374	—	($1,985)	$16,389

(1)	The difference between the balance at the end of the period ending November 30, 2004 and the balance at December 1, 2004 is the result of purchase accounting for the PTH Acquisition.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.

May 15, 2006	By:	/s/ Michael L. Hurt

Name: Michael L. Hurt
Title: Chief Executive Officer

May 15, 2006	By:	/s/ David Wall

Name: David Wall
Title: Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	Date

/s/ Michael L. Hurt	Chief Executive Officer and Director
Michael L. Hurt		May 15, 2006

/s/ Frank K. Bauchiero	Director
Frank K. Bauchiero		May 15, 2006

/s/ Jean-Pierre L. Conte	Director
Jean-Pierre L. Conte		May 15, 2006

/s/ Darren J. Gold	Director
Darren J. Gold		May 15, 2006

/s/ Larry McPherson	Director
Larry McPherson		May 15, 2006

/s/ Richard D. Paterson	Director
Richard D. Paterson		May 15, 2006