Form 10-Q
period 2006-03-31
Altra Industrial Motion, Inc.
filed 2006-05-22
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-124944
ALTRA INDUSTRIAL MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0283143 (I.R.S. Employer Identification No.)

14 Hayward Street, Quincy, Massachusetts (Address of principal executive offices)	02171 (Zip Code)
Registrant’s telephone number, including area code: (617) 328-3300
Securities registered pursuant to section 12(b) of the act: NONE
Securities registered pursuant to section 12(g) of the act: NONE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑       No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 22, 2006 , 1,000 shares of Common Stock, $.001 par value per shares, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ALTRA INDUSTRIAL MOTION, INC
Consolidated Balance Sheets
Dollars in thousands

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,322	$10,060
Trade receivables, less allowance for doubtful accounts of $2,114 and $1,797	68,535	46,441
Inventories, less allowance for obsolete materials of $9,697 and $6,843	72,524	54,654
Deferred income taxes	2,499	2,779
Prepaid expenses and other current assets	4,965	1,973

Total current assets	153,845	115,907
Property, plant and equipment, net	73,243	66,393
Intangible assets, net	60,045	44,751
Goodwill	76,838	65,345
Other assets, net	5,841	5,008

Total assets	$369,812	$297,404

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$37,881	$30,724
Accrued payroll	16,719	16,016
Accruals and other liabilities	22,329	16,239
Deferred income taxes	188	33
Current portion of capital leases and short term bank borrowings	3,651	186

Total current liabilities	80,768	63,198

Long-term debt, less current portion and net of unaccreted discount	218,234	159,574
Deferred income taxes	9,011	7,550
Pension liabilities	14,731	14,368
Other post retirement benefits	12,650	12,500
Other long term liabilities	1,594	1,601
Commitments and Contingencies	—	—

Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	48,814	48,814
Due from Parent	(11,955)	(1,610)
Retained earnings (deficit)	2,766	(1,318)
Cumulative foreign currency translation adjustment	(5,379)	(5,851)
Minimum pension liability	(1,422)	(1,422)

Total stockholder’s equity	32,824	38,613

Total liabilities and stockholder’s equity	$369,812	$297,404

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Dollars in thousands

	Three Months Ended
		April 1,
	March 31,	2005
	2006	(unaudited)
	(unaudited)	(Restated)
Net sales	$114,784	$95,302
Cost of sales	82,930	73,402

Gross profit	31,854	21,900
Selling, general and administrative expenses	18,727	15,727
Research and development expenses	1,204	1,196

Income from operations	11,923	4,977
Interest expense, net	5,176	4,262
Other non-operating income, net	(159)	—

Income before income taxes	6,906	715
Provision for income taxes	2,822	314

Net income	4,084	401
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	472	(793)

Other comprehensive income (loss)	472	(793)

Comprehensive income (loss)	$4,556	$(392)

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Cash Flows
Dollars in thousands

	Three Months Ended
		April 1,
	March 31,	2005
	2006	(unaudited)
	(unaudited)	(Restated)
Cash flows from operating activities:
Net income	$4,084	$401
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,200	2,021
Amortization of intangible assets	745	740
Amortization of deferred loan costs	178	160
Accretion of debt discount	237	237
Amortization of inventory fair value adjustment	984	1,699
Gains on sale of fixed assets	(6)	(15)
Provision for deferred taxes	1,094	231
Changes in operating assets and liabilities:
Trade receivables	(9,040)	(5,643)
Inventories	(2,309)	(1,570)
Accounts payable and accrued liabilities	3,282	1,249
Other current assets and liabilities	1,030	(2,802)
Other operating assets and liabilities	(832)	(570)

Net cash provided by (used in) operating activities	1,647	(3,862)
Cash flows from investing activities:
Purchases of fixed assets	(1,245)	(951)
Sales of fixed assets	—	15
Payment of additional Kilian purchase price	—	(730)
Acquisitions, net of $441 of cash acquired	(50,540)	—

Net cash used in investing activities	(51,785)	(1,666)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,625	—
Payment of debt issuance costs	(1,833)	—
Payments made on behalf of Parent company	(10,410)	(801)
Borrowings under revolving credit agreement	5,057	4,164
Payments on revolving credit agreement	(5,057)	—
Payment of capital leases	(57)	(60)

Net cash provided by financing activities	45,325	3,303

Effect of exchange rates on cash	75	(115)

Decrease in cash and cash equivalents	(4,738)	(2,340)
Cash and cash equivalents, beginning of period	10,060	4,729

Cash and cash equivalents, end of period	$5,322	$2,389

Cash paid during the period for:
Interest	$14	$26
Income Taxes	$184	$398
See accompanying notes

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
1. Organization and Nature of Operations
          Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”) produces, designs and distributes a wide range of mechanical power transmission products, including industrial clutches and brakes, enclosed gear drives, open gearing and couplings. The Company consists of several power transmission component manufacturers including Warner Electric, Boston Gear, Formsprag Clutch, Stieber Clutch, Ameridrives Couplings, Wichita Clutch, Nuttall Gear, Kilian, Delroyd Worm Gear, Bibby Transmissions, Twiflex, Matrix International, Inertia Dynamics and Huco Dynatork. The Company designs and manufactures products that serve a variety of applications in the food and beverage, material handling, printing, paper and packaging, specialty machinery, and turf and garden industries. Primary geographic markets are in North America, Western Europe and Asia.
2. Basis of Presentation
          The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”).
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and April 1, 2005.
          The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year-ended December 31, 2005.
3. Restated Financial Data
          The Company has restated its unaudited consolidated statement of operations and comprehensive loss and cash flows for the three months ended April 1, 2005. The restatement relates to; i) the correction of an error related to intercompany interest expense that was not properly eliminated until the subsequent quarter; ii) the change in accounting method related to the capitalization of transaction costs associated with the Colfax and Kilian Acquisitions; iii) the reversal of depreciation expense associated with fixed assets that were not physically acquired in the Colfax Acquisition; and iv) the correction of errors related to excess and obsolete inventory charges at one of our manufacturing locations. The result of these adjustments, net of income taxes of $193, was an increase of $220 to net income for the three months ended April 1, 2005. For more information regarding these adjustments refer to the Company’s Registration Statement on Form S-4, Amendment No. 3, filed with the Securities and Exchange Commission on November 14, 2005.
4. Acquisitions
          On November 7, 2005, we entered into a purchase agreement with the shareholders of Hay Hall Holdings Limited, or Hay Hall, pursuant to which we agreed to acquire all of the outstanding share capital of Hay Hall for $50.5 million subject to certain purchase price adjustments. Under the purchase agreement, the initial aggregate purchase price of $50.5 million to be paid at closing is subject to a change in working capital adjustment, less debt balances at closing, plus cash balances at closing. We closed the acquisition on February 10, 2006 for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred compensation placed in the escrow account. They will have no recourse against the Company unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.
          The Hay Hall acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Hay Hall acquisition was February 10, 2006, and as such, the Company’s consolidated financial statements reflect Hay Hall’s results of operations only from that date forward.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
          The Company has not completed its final purchase price allocation. The preliminary value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Hay Hall, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. However, the goodwill and intangibles recorded in connection with the acquisition of Hay Hall have not yet been allocated across the business units acquired nor have the values been finalized. Further, and as discussed above, the final purchase price is subject to certain purchase price adjustments which have not been finalized. The final purchase price allocations will be completed within one year of the acquisition and are not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation is as follows:

Total purchase price, including closing costs of approximately $1.7 million	$50,981

Cash and cash equivalents	441
Trade receivables	12,959
Inventories	16,442
Prepaid expenses and other	1,099
Property, plant and equipment	7,587
Intangible assets	15,900

Total assets acquired	54,428
Accounts payable, accrued payroll, and accruals and other current liabilities	11,282
Other liabilities	3,472

Total liabilities assumed	14,754

Net assets acquired	39,674

Excess purchase price over the fair value of net assets acquired	$11,307

          The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.
          The estimated amounts recorded as intangible assets consist of the following:

Customer relationships	$9,064
Product technology and patents	1,589

Total intangible assets subject to amortization	10,653
Trade names and trademarks, not subject to amortization	5,247

Total intangible assets	$15,900

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
          The following table sets forth the unaudited pro forma results of operations of the Company for the three month periods ended March 31, 2006 and April 1, 2005 as if the Company had acquired Hay Hall as of January 1, 2005. The pro forma information contains the actual operating results of the Company and Hay Hall with the results prior to February 10, 2006 adjusted to include the pro forma impact of (i) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the Acquisition; (ii) additional interest expense associated with debt issued on February 8, 2006; (iii) the elimination of intercompany sales between Hay Hall and the Company; (iv) additional expense as a result of estimated amortization of identifiable intangible assets; (v) and an adjustment to the tax provision for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of January 1, 2005 or that may be obtained in the future.

	Quarter ended	Quarter ended
(Pro forma, unaudited, in thousands)	March 31, 2006	April 1, 2005
Total Revenues	$122,275	$104,393
Net income	$5,135	$517

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
5. Cash and Cash Equivalents
          As of March 31, 2006 the Company had $3.1 million of unpresented checks in excess of the domestic cash on hand. Accordingly, this amount has been recorded as short term bank borrowings in the accompanying balance sheet.
6. Inventories
          Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$26,860	$22,512
Work in process	18,096	13,876
Finished goods	37,265	25,109

	82,221	61,497

Less—Allowance for excess, slow-moving and obsolete inventory	(9,697)	(6,843)

	$72,524	$54,654

7. Goodwill and Intangible Assets
          Goodwill and other intangibles as of March 31, 2006 and December 31, 2005 consisted of the following:

Goodwill	Cost
Balance December 31, 2005	$65,345
Additions related to Hay Hall acquisition	11,307
Impact of changes in foreign currency	186

Balance March 31, 2006	$76,838

	March 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$21,327	$—	$16,080	$—
Intangible assets subject to amortization:
Customer relationships	36,866	3,101	27,802	2,515
Product technology and patents	6,711	849	5,122	690
Impact of changes in foreign currency	(909)	—	(1,048)	—

Total intangible assets	$63,995	$3,950	$47,956	$3,205

          The Company recorded $0.7 million of amortization expense for each of the three month periods ended March 31, 2006 and April 1, 2005.
          The estimated amortization expense for intangible assets is approximately $4.0 million in each of the next five years.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
8. Warranty Costs
          Changes in the carrying amount of accrued product warranty costs for the three months ended March 31, 2006 and April 1, 2005 are as follows:

	March 31, 2006	April 1, 2005
Balance at beginning of period	$1,876	$1,528
Accrued warranty costs	449	381
Payments and adjustments	(458)	(469)

Balance at end of period	$1,867	$1,440

9. Income Taxes
          The effective tax rates recorded for the three month periods ended March 31, 2006 and April 1, 2005 were recorded based upon management’s best estimate of the effective tax rates for the entire respective years. The change in the effective tax rate from 43.9% for the first three months of 2005 to 40.9% for the same period in 2006 is the result of the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. The 2006 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
10. Pension and Other Employee Benefits
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
          The following table represents the components of the net periodic benefit cost associated with the respective plans for the three months ended March 31, 2006 and April 1, 2005:

	Pension Benefits		Other Benefits
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Service cost	$151	$127	$84	$94
Interest cost	334	309	150	180
Amortization of net (gain) loss	—	—	17	—
Expected return on plan assets	(207)	(105)	—	—
Amortization of prior service cost	2	—	(101)	—

Net periodic benefit cost	$280	$331	$150	$274

          In December 2003, Congress passed the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) that reformed Medicare in such a way that the Company may have been eligible to receive subsidies for certain prescription drug benefits that are incurred on behalf of plan participants. There has been no impact on the Company’s plans as either prescription drug coverage is not offered past the age of 65 or we have not applied for any subsidy. Accordingly, the amounts recorded and disclosed in these financial statements do not reflect any amounts related to this Act.
11. Financing Arrangements
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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2009.
          Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at March 31, 2006.
          There were no borrowings under the Revolving Credit Agreement at March 31, 2006 and December 31, 2005, however, as of both dates, the lender had issued $2.4 million of outstanding letters of credit on behalf of the Company.
9% Senior Secured Notes
          At November 30, 2004, the Company issued 9% Senior Secured Notes, with a face value of $165 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.7 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by the Company.
          The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the Senior Secured Notes at March 31, 2006.
11.25% Senior Notes
          At February 8, 2006, the Company issued 11.25% Senior Notes, with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 11.62%, after consideration of the $1.8 million of deferred financing costs (included in other assets).
          The Senior Notes mature on February 15, 2013 unless previously redeemed by the Company. Through February 15, 2009, the Company may elect to redeem up to 35% of the Senior Notes with the proceeds of certain equity transactions by paying an 11.25% premium of the amounts paid by such redemption. From February 15, 2010 through February 14, 2011, the Company may also elect to redeem any or all of the Senior Notes still outstanding by paying a 5.625% premium of the amounts paid for such redemptions. A 2.813% premium is due for redemptions completed from February 15, 2011 to February 14, 2012. Subsequent to February 15, 2012, the Company may elect to redeem any or all of the Senior Notes then outstanding at face value.
          The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the Senior Notes at March 31, 2006.
Capital Leases
          The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $1.5 million and $0.3 million at March 31, 2006 and December 31, 2005, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
12. Stockholder’s Equity
          The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc. (“Holdings”), the Company’s parent and sole shareholder.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Stock-Based Compensation
          In 2005, Altra Holdings, Inc. (“Holdings”), the Company’s parent company, established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to officers and senior-level employees of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. Compensation expense recorded in earnings related to awards granted under the 2004 Equity Incentive Plan was not material to the Company’s operations.
13. Related-Party Transactions
Kilian Acquisition
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
Management Agreement
          At November 30, 2004, the Company and Holdings entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company will pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million in management fees, included in selling, general and administrative expenses for each of the three month periods ended March 31, 2006 and April 1, 2005. Genstar also received a one-time transaction fee of $1.0 million, for advisory services it provided in connection with the Hay Hall acquisition and related financings discussed in Notes 4 and 11, and such amounts are reflected in selling, general and administrative expenses for the three months ended March 31, 2006. At March 31, 2006, the Company had $0.3 million recorded in accruals and other liabilities as a payable to Genstar in connection with the annual consulting fee, there were no amounts outstanding at April 1, 2005.
Altra Holdings
          The Company pays certain expenses, primarily interest and debt principal, on behalf of its parent and sole shareholder, Altra Holdings, Inc. (“Holdings”). During the three months ended March 31, 2006 and April 1, 2005, the Company paid approximately $10.4 million and $0.8 million, respectively, in such expenses on behalf of Holdings. At March 31, 2006 and April 1, 2005, there is due from parent of approximately $12.0 million and $0.8 million, included as a contra equity account in the accompanying condensed consolidated balance sheet. The Holdings debt is not guaranteed or collateralized by the Company or its assets. Additionally, Holdings has not pledged the stock of the Company as collateral for the debt. Interest is payable quarterly in cash or payment-in-kind interest at the sole discretion of the Company.
14. Concentrations of Credit, Business Risks and Workforce
          Financial instruments, which are potentially subject to concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages this risk by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations.
          Credit related losses may occur in the event of non-performance by counterparties to financial instruments. Counterparties typically represent international or well established financial institutions.
          No one customer represented 10% or more of the Company’s sales for the three months ended March 31, 2006 and April 1, 2005.
          Approximately 23.4% of the Company’s labor force (17.9% and 46.3% in the United States and Europe, respectively) is represented by collective bargaining agreements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
15. Geographic Information
          The Company operates in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows (in thousands):

			Property, Plant and
	Net Sales		Equipment
		Quarter ended
	Quarter ended	April 1,
	March 31,	2005	March 31,	December 31,
	2006	(Restated)	2006	2005
North America (primarily U.S.)	$84,614	$71,729	$47,055	$47,587
Europe	26,230	19,714	24,418	16,968
Asia and other	3,940	3,859	1,770	1,838

Total	$114,784	$95,302	$73,243	$66,393

          Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.
          See the Non-Guarantor balance sheet in Note 17 for net assets of foreign subsidiaries at March 31, 2006 and December 31, 2005.
          The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
16. Commitments and Contingencies
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
          Colfax maintained reserves for various legal and environmental matters and has agreed to indemnify the Company for certain pre-existing matters up to agreed upon limits.
17. Guarantor Subsidiaries
          The following tables present separately the financial position, results of operations, and cash flows for the Company: (a) the subsidiaries of the Company that are guarantors of the Senior Secured Notes, which are all 100% owned U.S. domestic subsidiaries of the Company (Guarantor Subsidiaries), and (b) the subsidiaries of the Company that are not guaranteeing the Senior Secured Notes, which include all non-domestic subsidiaries of the Company (Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Notes were entered into and issued in connection with the acquisition of PTH and Kilian.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
March 31, 2006

			March 31, 2006
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,788	$(2,788)	$5,322	$—	$5,322
Trade receivables, less allowance for doubtful accounts	—	41,762	26,773	—	68,535
Loans receivable from related parties	13,840	30,826	—	(44,666)	—
Inventories, less allowances for obsolete materials	—	47,551	24,973	—	72,524
Deferred income taxes	—	2,372	127	—	2,499
Prepaid expenses and other	394	2,475	2,096	—	4,965

Total current assets	17,022	122,198	59,291	(44,666)	153,845
Property, plant and equipment, net	—	47,055	26,188	—	73,243
Intangible assets, net	—	36,158	23,887	—	60,045
Goodwill	—	54,596	22,242	—	76,838
Other assets	5,353	456	32	—	5,841
Investments in subsidiaries	235,470	—	—	(235,470)	—

	$257,845	$260,463	$131,640	$(280,136)	$369,812

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$—	$22,432	$15,449	$—	$37,881
Accrued payroll	—	12,037	4,682	—	16,719
Accruals and other current liabilities	7,782	10,082	4,465	—	22,329
Deferred income taxes	—	—	188	—	188
Current portion of capital leases and short term bank borrowings	—	3,453	198	—	3,651
Loans payable from related parties	—	—	44,666	(44,666)	—

Total current liabilities	7,782	48,004	69,648	(44,666)	80,768
Long-term debt, less current portion	217,239	120	875	—	218,234
Deferred income taxes	—	2,448	6,563	—	9,011
Pension liabilities	—	11,823	2,908	—	14,731
Other post-retirement benefits	—	12,650	—	—	12,650
Other long-term liabilities	—	107	1,487	—	1,594

Total liabilities	225,021	75,152	81,481	(44,666)	336,988

Total stockholder’s equity	32,824	185,311	50,159	(235,470)	32,824

	$257,845	$260,463	$131,640	$(280,136)	$369,812

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
December 31, 2005

	December 31, 2005
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,819	$(2,713)	$3,954	$—	$10,060
Trade receivables, less allowance for doubtful accounts	—	32,892	13,549	—	46,441
Loan receivable from related parties	—	34,306	4,301	(38,607)	—
Inventories, less allowances for obsolete materials	—	43,562	11,092	—	54,654
Deferred income taxes	—	2,652	127	—	2,779
Prepaid expenses and other	25	934	1,014	—	1,973

Total current assets	8,844	111,633	34,037	(38,607)	115,907
Property, plant and equipment, net	—	45,405	20,988	—	66,393
Intangible assets, net	—	36,729	8,022	—	44,751
Goodwill	—	53,784	11,561	—	65,345
Other assets	4,804	167	37	—	5,008
Investments in subsidiaries	225,974	—	—	(225,974)	—

	$239,622	$247,718	$74,645	$(264,581)	$297,404

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$44	$21,931	$8,749	$—	$30,724
Accrued payroll	—	12,487	3,529	—	16,016
Accruals and other current liabilities	2,937	10,384	2,918	—	16,239
Deferred income taxes	—	—	33	—	33
Current portion of capital leases and short term bank borrowings	—	186	—	—	186
Loans payable from related parties	38,607	—	—	(38,607)	—

Total current liabilities	41,588	44,988	15,229	(38,607)	63,198
Long-term debt, less current portion	159,421	153	—	—	159,574
Deferred income taxes	—	1,719	5,831	—	7,550
Pension liabilities	—	11,505	2,863	—	14,368
Other post-retirement benefits	—	12,500	—	—	12,500
Other long-term liabilities	—	107	1,494	—	1,601

Total liabilities	201,009	70,972	25,417	(38,607)	258,791

Total stockholder’s equity	38,613	176,746	49,228	(225,974)	38,613

	$239,622	$247,718	$74,645	$(264,581)	$297,404

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Company
Three months ended March 31, 2006

	Three months ended March 31, 2006
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$84,614	$33,131	$(2,961)	$114,784
Cost of sales	—	61,691	24,200	(2,961)	82,930

Gross profit	—	22,923	8,931	—	31,854
Selling, general and administrative expenses	1,005	11,844	5,878	—	18,727
Research and development expenses	—	666	538	—	1,204

Income (loss) from operations	(1,005)	10,413	2,515	—	11,923
Interest expense (income)	4,407	(53)	822	—	5,176
Other non-operating income	—	(110)	(49)	—	(159)
Equity in earnings of subsidiaries	9,496	—	—	(9,496)	—

Income before income taxes	4,084	10,576	1,742	(9,496)	6,906
Provision for income taxes	—	2,011	811	—	2,822

Net income	$4,084	$8,565	$931	$(9,496)	$4,084

Restated Condensed Consolidating Statements of Operations of the Company
Three months ended April 1, 2005

	Three months ended April 1, 2005
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$72,553	$24,969	$(2,220)	$95,302
Cost of sales	—	56,871	18,751	(2,220)	73,402

Gross profit	—	15,682	6,218	—	21,900
Selling, general and administrative expenses	—	11,351	4,376	—	15,727
Research and development expenses	—	571	625	—	1,196

Income from operations	—	3,760	1,217	—	4,977
Interest expense (income)	4,110	(225)	377	—	4,262
Equity in earnings of subsidiaries	4,511	—	—	(4,511)	—

Income before income taxes	401	3,985	840	(4,511)	715
Provision for income taxes	—	284	30	—	314

Net income	$401	$3,701	$810	$(4,511)	$401

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Three months ended March 31, 2006

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,084	$8,565	$931	$(9,496)	$4,084
Undistributed equity in earnings of subsidiaries	(9,496)	—	—	9,496	—
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	—	1,555	645	—	2,200
Amortization of intangible assets	—	571	174	—	745
Amortization of deferred loan costs	178	—	—	—	178
Accretion of debt discount	237	—	—	—	237
Amortization of inventory fair value adjustment	—	103	881	—	984
Gain on sale of fixed assets	—	—	(6)	—	(6)
Provision for deferred taxes	—	854	240	—	1,094
Changes in operating assets and liabilities:
Trade receivables	—	(6,862)	(2,178)	—	(9,040)
Inventories	—	(1,718)	(591)	—	(2,309)
Accounts payable and accrued liabilities	4,801	(1,074)	(445)	—	3,282
Other current assets and liabilities	(369)	1,633	(234)	—	1,030
Other operating assets and liabilities	1,106	(289)	(1,649)	—	(832)

Net cash provided by (used in) continuing operating activities	541	3,338	(2,232)	—	1,647
Cash flows from investing activities:
Purchases of fixed assets	—	(1,157)	(88)	—	(1,245)
Acquisitions, net of cash acquired	—	(5,692)	(44,848)	—	(50,540)

Net cash used in investing activities	—	(6,849)	(44,936)	—	(51,785)
Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	57,625	—	—	—	57,625
Payment of debt issuance costs	(1,833)	—	—	—	(1,833)
Payment on behalf of parent company	(10,410)	—	—	—	(10,410)
Borrowings under revolving credit agreements	5,057	—	—	—	5,057
Payments on revolving credit agreements	(5,057)	—	—	—	(5,057)
Change in affiliate debt	(51,954)	3,480	48,474	—	—
Payment of capital leases	—	(44)	(13)	—	(57)

Net cash provided by (used in) financing activities	(6,572)	3,436	48,461	—	45,325

Effect of exchange rates on cash	—	—	75	—	75

Increase (decrease) in cash and cash equivalents	(6,031)	(75)	1,368	—	(4,738)
Cash and cash equivalents, beginning of the period	8,819	(2,713)	3,954	—	10,060

Cash and cash equivalents, end of period	$2,788	$(2,788)	$5,322	$—	$5,322

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Restated Condensed Consolidating Statements of Cash Flows of the Company
Three months ended April 1, 2005

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$401	$3,701	$810	$(4,511)	$401
Undistributed equity in earnings of subsidiaries	(4,511)	—	—	4,511	—
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	—	1,573	448	—	2,021
Amortization of intangible assets	—	576	164	—	740
Amortization and write-off of deferred loan costs	160	—	—	—	160
Accretion of debt discount	237	—	—	—	237
Amortization of inventory fair value adjustment	—	1,270	429	—	1,699
Gain on sale of fixed assets	—	—	(15)	—	(15)
Provision for deferred taxes	—	231	—	—	231
Changes in operating assets and liabilities:
Trade receivables	—	(3,240)	(2,403)	—	(5,643)
Inventories	—	(2,162)	592	—	(1,570)
Accounts payable and accrued liabilities	2,222	(334)	(639)	—	1,249
Other current assets and liabilities	—	(2,614)	(188)	—	(2,802)
Other operating assets and liabilities	(976)	(391)	797	—	(570)

Net cash used in continuing operating activities	(2,467)	(1,390)	(5)	—	(3,862)
Cash flows from investing activities:
Purchases of fixed assets	—	(724)	(227)	—	(951)
Payment of additional Kilian purchase price	—	(730)	—	—	(730)
Sale of fixed assets	—	—	15	—	15

Net cash used in investing activities	—	(1,454)	(212)	—	(1,666)
Cash flows from financing activities:
Payments made on behalf of Parent company	(801)	—	—	—	(801)
Borrowings under revolving credit agreements	4,164	—	—	—	4,164
Change in affiliate debt	(1,746)	2,304	(558)		—
Change in capital leases	—	(85)	25	—	(60)

Net cash (used in) provided by financing activities	1,617	2,219	(533)	—	3,303

Effect of exchange rates on cash	—	—	(115)	—	(115)

Increase (decrease) in cash and cash equivalents	(850)	(625)	(865)	—	(2,340)
Cash and cash equivalents, beginning of the period	2,219	(1,913)	4,423	—	4,729

Cash and cash equivalents, end of period	$1,369	$(2,538)	$3,558	$—	$2,389

Item 2. Management’s Discussion and Analysis of Financial Conditiona and Results of Operations
The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. should be read together with the financial statements of Altra Industrial Motion, Inc. and its Predecessor and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Recent Acquisition
     On November 7, 2005, we entered into a purchase agreement with the shareholders of Hay Hall Holdings Limited, or Hay Hall, pursuant to which we agreed to acquire all of the outstanding share capital of Hay Hall for $50.5 million subject to certain purchase price adjustments. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets. Under the purchase agreement, the initial aggregate purchase price of $50.5 million to be paid at closing is subject to a change in working capital adjustment, less debt balances at closing, plus cash balances at closing. We closed the acquisition on February 10, 2006 for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred compensation placed in the escrow account. They will have no recourse against the Company unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. In connection with our acquisition of Hay Hall in February 2006, we issued £33.0 million of 11 1/4% Senior Notes.
Parent Debt Repayment
     During March 2006, we prepaid approximately $9.0 million of debt principal on behalf of Altra Holdings, Inc., our parent. Additionally, approximately $0.5 million and $0.3 million of prepayment premium and accrued interest, respectively, were paid by us on behalf of our parent.
Critical Accounting Policies
     The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Management believes there have been no significant changes in our critical accounting policies since December 31, 2005. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005.
Non-GAAP Financial Measures
     The discussion of EBITDA (earnings before interest, income taxes, depreciation and amortization) included in the discussion of Results of Operations below is being provided because management considers EBITDA to be an important measure of financial performance. Among other things, management believes that EBITDA provides useful information for our investors because it is useful for trending, analyzing and benchmarking the performance and value of our business. Management also believes that EBITDA is useful in assessing current performance compared with our historical performance because significant line items within our statements of operations such as depreciation, amortization and interest expense are significantly impacted by acquisitions. Internally, EBITDA is used as a financial measure to assess the operating performance and is an important measure in our incentive compensation plans.

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
Results of Operations

	Quarter ended	Quarter ended
	March 31, 2006	April 1, 2005
Net sales	$114,784	$95,302
Cost of sales	82,930	73,402

Gross profit	31,854	21,900
Gross profit percentage	27.8%	23.0%
Selling, general and administrative expenses	18,727	15,727
Research and development expenses	1,204	1,196

Income from operations	11,923	4,977
Interest expense	5,176	4,262
Other non-operating (income) expense	(159)	—

Income before income taxes	6,906	715
Provision for income taxes	2,822	314

Net income	$4,084	$401

Three Months Ended March 31, 2006 Compared with Three Months Ended April 1, 2005
     Net sales. Net sales increased $19.5 million, or 20.4%, from $95.3 million, for the three months ended April 1, 2005 to $114.8 million for the three months ended March 31, 2006. Net sales increased primarily due to the inclusion of Hay Hall in the results of the three months ended March 31, 2006. Hay Hall’s net sales for the seven week period from February 10 through March 31, 2006 were $10.1 million. The remaining net increase was due to price increases, improving economic conditions at our customers in the steel, power generation and petro-chemical industries and increased sales to turf and garden OEM customers.
     Gross profit. Gross profit increased $10.0 million, or 45.5%, from $21.9 million (23.0% of net sales), in the three months ended April 1, 2005 to $31.9 million (27.8% of net sales) in the same period of 2006. The increase includes $3.2 million from Hay Hall for the three months ended March 31, 2006. Excluding Hay Hall, gross profit increased approximately $6.8 million, or 31.0%, and gross profit as a percent of sales increased to 27.4%. The remaining increase in gross profit is attributable to price increases during the first quarter of

2006, lower amortization of inventory step-up costs of $0.7 million and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.0 million, or 19.1%, from $15.7 million in the three months ended April 1, 2005 to $18.7 million in the three months ended March 31, 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall in 2006, which contributed $1.5 million to the increase, $1.0 million transaction fee paid to Genstar for advisory services provided in connection with the Hay Hall acquisition and increased salaries and professional fees. Excluding Hay Hall and the related transaction fee paid to Genstar, selling, general and administrative expenses, as a percentage of net sales, decreased from 16.5% in the three months ended April 1, 2005 to 15.5% in the three months ended March 31, 2006, primarily due to operating efficiencies and cost savings measures that were put into place during the second half of 2005.
     Research and development expenses. Research and development expenses were consistent for both periods.
     EBITDA. To reconcile net income to EBITDA for the three months ended March 31, 2006, we added back to net income $2.8 million provision of income taxes, $5.2 million of interest expense and $2.9 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the three months ended April 1, 2005, we added back to net income $0.3 million provision of income taxes, $4.3 million of interest expense and $2.8 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $15.0 million for the three months ended March 31, 2006 and $7.7 million for the three months ended April 1, 2005. The increase is due to the inclusion of Hay Hall which contributed $1.9 million, lower amortization of inventory step-up costs of $0.7 million, price increases initiated at the beginning of 2006 and from the benefit of operating efficiencies and cost savings measures implemented during the second half of 2005. The increase was partially offset by the $1.0 million transaction fee paid to Genstar for advisory services provided in connection with the Hay Hall acquisition.
     Interest expense. We recorded interest expense of $5.2 million during the three months ended March 31, 2006, which was an increase of $0.9 million, from the three months ended April 1, 2005. The increase was due to the interest associated with the senior notes issued in connection with the Hay Hall acquisition, which amounted to $0.9 million.
     Provision for income taxes. The provision for income taxes was $2.8 million, or 40.9%, of income before taxes, for the three months ended March 31, 2006, versus a provision of $0.3 million, or 43.9%, of income before taxes, for the three months ended April 1, 2005. The 2006 provision as a percent of income before taxes was lower than that of 2005 primarily due to the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates.
Liquidity and Capital Resources
     Cash and cash equivalents totaled $5.3 million at March 31, 2006 compared to $10.1 million at December 31, 2005. Net cash provided by operating activities for the quarter ended March 31, 2006 resulted mainly from cash provided by net income of $4.1 million, non-cash depreciation, amortization and deferred financing costs of $3.4 million, deferred tax expense of $1.1 million, non-cash amortization of $1.0 million for inventory step-ups recorded as part of the Hay Hall Acquisition and a net increase in operating liabilities of $6.5 million, offset by cash used from a net increase in operating assets of $14.4 million.
     Net cash used in investing activities of $51.8 million for the three months ended March 31, 2006 resulted from $50.5 million used in the purchase of Hay Hall and $1.2 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment
     Net cash provided by financing activities of $45.3 million for the three months ended March 31, 2006 consisted primarily of the proceeds of $57.6 million from the issuance of the senior sotes in connection with the Hay Hall acquisition offset by payments of expenses, primarily debt principal and interest, of $10.4 million on behalf of our parent, payment of debt issuance costs of $1.8 million and approximately $0.1 million of capital lease payments.
     Net cash flow used in operating activities, in the three months ended April 1, 2005 resulted mainly from cash provided by net income of $0.4 million, non-cash depreciation, amortization and deferred financing costs of $3.2 million, deferred tax expense of $0.2 million, non-cash amortization of $1.7 million for inventory step-ups recorded as part of the Acquisition and a net increase in operating liabilities of $1.4 million, offset by cash used from a net increase in operating assets of $10.6 million.
     Net cash used in investing activities of $1.7 million for the three months ended April 1, 2005 resulted from $1.0 used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure and from the $0.7 million final payment related to the acquisition of Kilian.
     Net cash provided by financing activities of $3.3 million for the three months ended April 1, 2005 resulted from proceeds of $4.2 million in short-term borrowings, partially offset by payments of expenses, primarily interest, of $0.8 million on behalf of our parent.

Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     We incurred substantial indebtedness in connection with the PTH Acquisition. In addition, in connection with our acquisition of Hay Hall in February 2006, we issued £33.0 million of 11 1/4% senior notes. Based on an exchange rate of 1.7462 US Dollars to UK pounds sterling, the proceeds from these notes were approximately $57.6 million. The notes are unsecured and are due in 2013. Interest on the notes is payable in UK pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. As of March 31, 2006, taking into account these transactions, we had approximately $224.1 million of total indebtedness outstanding (including capital leases) which on a pro forma basis, results in approximately $23.2 million in annual interest expense.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of March 31, 2006 there were no outstanding borrowings and $2.4 million of outstanding letters of credit under our senior revolving credit facility.
          We made capital expenditures of approximately $1.2 million and $1.0 million in the three months ended March 31, 2006 and April 1, 2005, respectively. These capital expenditures will support on-going business needs.
     We have cash funding requirements associated with our pension plan which are estimated to be $7.2 million during the remainder of 2006, $3.8 million in 2007, $2.6 million in 2008 and $1.9 million thereafter.
     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See “Risk Factors – Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See “Risk Factors—Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information concerning market risk is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. There were no material changes in our exposure to market risk from December 31, 2005.

Item 4. Controls and Procedures
     (a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2006.
     (b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
     See the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2005, for those risks which management believes have not changed.
Our senior revolving credit facility and the indenturse governing the registered notes impose significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.
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
     Our senior revolving credit facility also requires us to comply with customary financial covenants including, a minimum fixed charge coverage ratio (when and if the available borrowing capacity is less than $12.5 million) of 1.10 for the four quarter period ending December 31, 2005 and 1.20 for all four quarter periods thereafter. There is a maximum annual limit on capital expenditures, from $7.9 million for fiscal year 2005 to $10.3 million for fiscal year 2009 and each fiscal year thereafter, provided that unspent amounts from prior periods may be used in future fiscal years.
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
     As of March 31, 2006, we had approximately 2,626 employees, of whom approximately 41.1% were employed abroad, primarily in Europe where trade union membership is common. Approximately 277 of our North American employees are represented by labor unions. The four U.S. collective bargaining agreements to which we are a party will expire on August 10, 2007,

September 20, 2007, February 3, 2008 and June 2, 2008, respectively. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such a disruption could interfere with our ability to deliver products on a timely basis and could have other negative effects, including decreased productivity and increased labor costs. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected. Many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used.
Item 2. Unregistered Sales of Equtiy Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
     The following exhibits are filed as part of this report:
EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of Altra Industrial Motion, Inc.

3.2 (1)	By-laws of Altra Industrial Motion, Inc.

4.1 (1)	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee

4.2 (1)	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.1)

4.3 (2)	Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent

4.4 (2)	Form of 11 1/4% Senior Notes due 2013

4.5 (2)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and Jefferies International Limited, as initial purchasers

4.6 (3)	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.7 (2)	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.8 (3)	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.9 (3)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No.333-124944) filed with the Securities and Exchange Commission on May 16, 2005

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on Februrary 14, 2006

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 333-124944) filed with the Securities and Exchange Commission on May 15, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.
May 22, 2006	By:	/s/ Michael L. Hurt
		Name:	Michael L. Hurt
		Title:	Chief Executive Officer

May 22, 2006	By:	/s/ David Wall
		Name:	David Wall
		Title:	Chief Financial Officer