Form 10-Q
period 2006-06-30
Altra Industrial Motion, Inc.
filed 2006-08-10
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2006 , 1,000 shares of Common Stock, $.001 par value per shares, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ALTRA INDUSTRIAL MOTION, INC.
Consolidated Balance Sheets
Dollars in thousands

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,573	$10,060
Trade receivables, less allowance for doubtful accounts of $2,129 and $1,797	64,653	46,441
Inventories, less allowance for obsolete materials of $9,970 and $6,843	73,191	54,654
Deferred income taxes	2,194	2,779
Prepaid expenses and other current assets	4,527	1,973

Total current assets	150,138	115,907
Property, plant and equipment, net	80,978	66,393
Intangible assets, net	57,823	44,751
Goodwill	77,432	65,345
Other assets, net	5,848	5,008

Total assets	$372,219	$297,404

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$36,094	$30,724
Accrued payroll	15,426	16,016
Accruals and other liabilities	19,612	16,239
Deferred income taxes	188	33
Current portion of capital leases and short-term bank borrowings	1,668	186

Total current liabilities	72,988	63,198
Long-term debt, less current portion and net of unaccreted discount	223,388	159,574
Deferred income taxes	9,941	7,550
Pension liabilities	15,053	14,368
Other post retirement benefits	12,801	12,500
Other long term liabilities	2,431	1,601
Commitments and Contingencies	—	—
Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	48,814	48,814
Due from Parent	(14,164)	(1,610)
Retained earnings (deficit)	6,683	(1,318)
Cumulative foreign currency translation adjustment	(4,294)	(5,851)
Minimum pension liability	(1,422)	(1,422)

Total stockholder’s equity	35,617	38,613

Total liabilities and stockholder’s equity	$372,219	$297,404

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Income and Comprehensive Income (Loss)
Dollars in thousands

	Quarter Ended		Year to Date Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$119,774	$93,034	$234,558	$188,336
Cost of sales	87,501	69,720	170,431	143,122

Gross profit	32,273	23,314	64,127	45,214
Selling, general and administrative expenses	19,094	15,364	37,821	31,106
Research and development expenses	1,288	1,112	2,492	2,308
Gain on sales of assets	—	(36)	—	(51)

Income from operations	11,891	6,874	23,814	11,851
Interest expense, net	6,050	4,295	11,226	8,557
Other non-operating expense (income), net	72	13	(87)	13

Income before income taxes	5,769	2,566	12,675	3,281
Provision for income taxes	1,852	999	4,674	1,313

Net income	3,917	1,567	8,001	1,968
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	1,085	(1,125)	1,557	(1,918)

Other comprehensive income (loss)	1,085	(1,125)	1,557	(1,918)

Comprehensive income	$5,002	$442	$9,558	$50

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Cash Flows
Dollars in thousands

	Year to Date Ended
	June 30, 2006	July 1, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$8,001	$1,968
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,950	3,924
Amortization of intangible assets	1,796	1,477
Amortization of deferred loan costs	425	381
Accretion of debt discount	472	474
Amortization of inventory fair value adjustment	2,278	1,699
Gains on sale of fixed assets	(7)	(51)
Provision for deferred taxes	2,209	420
Changes in operating assets and liabilities:
Trade receivables	(3,667)	(753)
Inventories	(3,181)	(714)
Accounts payable and accrued liabilities	(5,231)	(2,401)
Other current assets and liabilities	(446)	(2,641)
Other operating assets and liabilities	263)	(624)

Net cash provided by operating activities	7,862	3,159
Cash flows from investing activities:
Purchases of fixed assets	(4,110)	(1,960)
Sales of fixed assets	—	596
Payment of additional Kilian purchase price	—	(730)
Acquisitions, net of $441 of cash acquired	(54,086)	—

Net cash used in investing activities	(58,196)	(2,094)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,625	—
Payment of debt issuance costs	(1,928)	—
Payments made on behalf of Parent company	(12,554)	(956)
Borrowings under revolving credit agreement	5,057	4,408
Payments on revolving credit agreement	(5,057)	—
Proceeds from mortgages	2,510	—
Payments of capital leases	(61)	(434)

Net cash provided by financing activities	45,592	3,018

Effect of exchange rates on cash	255	(346)

(Decrease) increase in cash and cash equivalents	(4,487)	3,737
Cash and cash equivalents, beginning of period	10,060	4,729

Cash and cash equivalents, end of period	$5,573	$8,466

Cash paid during the period for:
Interest	$8,758	$8,542
Income Taxes	$2,020	$1,074
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial statements as of June 30, 2006 and for the quarter and year to date periods ended June 30, 2006 and July 1, 2005.
     The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations.
     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year-ended December 31, 2005.
3. Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.
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

Total purchase price, including closing costs of approximately $1.7 million	$50,981

Cash and cash equivalents	441
Trade receivables	12,959
Inventories	16,388
Prepaid expenses and other	1,099
Property, plant and equipment	13,996
Intangible assets	13,881

Total assets acquired	58,764
Accounts payable, accrued payroll, and accruals and other current liabilities	11,282
Other liabilities	3,493

Total liabilities assumed	14,775

Net assets acquired	43,989

Excess purchase price over the fair value of net assets acquired	$6,992

     The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.
     The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$6,931
Trade names and trademarks, not subject to amortization	6,950

Total intangible assets	$13,881

     Customer relationships are subject to amortization over their estimated useful lives which reflects the anticipated periods over which the Company estimates it will benefit from the acquired assets. The estimated useful lives have not been finalized by the Company. The Company anticipates that substantially all of this amortization is deductible for income tax purposes. The Company is considering its options relative to the deductibility of goodwill and is unable at this time to determine what, if any, will be deductible for income tax purposes.
     On May 18, 2006, we entered into a purchase agreement with the shareholders of Bear Linear LLC, or Bear, to purchase substantially all of the assets of the company for $5.0 million. Approximately $3.5 million was paid at closing and the remaining $1.5 million is payable over the next 2.5 years. One of Bear’s selling shareholders is a direct relative of one of the Company’s directors. Bear manufactures high value-added linear actuators for mobile off-highway and industrial applications.
     The Bear acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Bear acquisition was May 18, 2006, and as such, the Company’s consolidated financial statements reflect Bear’s results of operations only from that date forward.
     Bear had approximately $0.5 million of net assets at closing consisting primarily of accounts receivable, inventory, fixed assets and accounts payable and accrued liabilities. We recorded the $4.2 million excess purchase price over the fair value of the net assets acquired as goodwill. The Company has not completed its final purchase price allocation, but will complete it within one year of the acquisition and it is not expected to have a material impact on the Company’s financial position or results of operations.
     The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended June 30, 2006 and July 1, 2005 as if the Company had acquired Hay Hall and Bear Linear as of January 1, 2005. The pro forma information contains the actual operating results of the Company, Bear Linear and Hay Hall with the results prior to May 18, 2006, for Bear Linear, and February 10, 2006, for Hay Hall, adjusted to include the pro forma impact of (i) the elimination of additional expense as a

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
result of the fair value adjustment to inventory recorded in connection with the Hay Hall Acquisition; (ii) additional interest expense associated with debt issued on February 8, 2006; (iii) the elimination of intercompany sales between Hay Hall and the Company; (iv) additional expense as a result of estimated amortization of identifiable intangible assets; (v) and an adjustment to the tax provision for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of January 1, 2005 or that may be obtained in the future.

	Year to Date	Year to Date
	ended	ended
(Pro forma, unaudited, in thousands)	June 30, 2006	July 1, 2005
Total Revenues	$243,891	$225,750
Net income	$9,628	$2,288
5. Cash and Cash Equivalents
     As of June 30, 2006 the Company had $1.2 million of unpresented checks in excess of the domestic cash on hand. Accordingly, this amount has been recorded as short term bank borrowings in the accompanying balance sheet.
6. Inventories
     Inventories at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$28,443	$22,512
Work in process	16,928	13,876
Finished goods	37,790	25,109

	83,161	61,497
Less—Allowance for excess, slow-moving and obsolete inventory	(9,970)	(6,843)

	$73,191	$54,654

7. Goodwill and Intangible Assets
     Goodwill and other intangibles as of June 30, 2006 and December 31, 2005 consisted of the following:

Goodwill	Cost
Balance December 31, 2005	$65,345
Additions related to Hay Hall acquisition	6,971
Additions related to Bear Linear acquisition	4,211
Impact of changes in foreign currency	905

Balance June 30, 2006	$77,432

	June 30, 2006		December 31, 2005
		Accumulated		Accumulated
Intangible Assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$23,030	$—	$16,080	$—
Intangible assets subject to amortization:
Customer relationships	34,733	3,922	27,802	2,515
Product technology and patents	5,122	1,074	5,122	690
Impact of changes in foreign currency	(66)	—	(1,048)	—

Total intangible assets	$62,819	$4,996	$47,956	$3,205

     The Company recorded $1.8 million and $1.5 million of amortization expense year to date through the periods ended June 30, 2006 and July 1, 2005, respectively.
     The estimated amortization expense for intangible assets is approximately $3.9 million in each of the next five years.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
8. Warranty Costs
     Changes in the carrying amount of accrued product warranty costs for the year to date period ended June 30, 2006 and July 1, 2005 are as follows:

	June 30, 2006	July 1, 2005
Balance at beginning of period	$1,876	$1,528
Accrued warranty costs	825	689
Payments and adjustments	(747)	(747)

Balance at end of period	$1,954	$1,470

9. Income Taxes
     The effective tax rates recorded for the year to date periods ended June 30, 2006 and July 1, 2005 were recorded based upon management’s best estimate of the effective tax rates for the entire respective years. The change in the effective tax rate from 40.0% for the first half of 2005 to 36.9% for the same period in 2006 is the result of the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. The 2006 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
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
     The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and year to date period ended June 30, 2006 and July 1, 2005:

	Quarter Ended
	Pension Benefits		Other Benefits
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$151	$138	$84	$94
Interest cost	334	305	150	180
Expected return on plan assets	(207)	(111)	—	—
Amortization of prior service cost	2	3	(101)	—
Amortization of net (gain) loss	—	—	17	—
Curtailment charge	—	—	—	—
Special termination benefits	—	—	—	—

Net periodic benefit cost	$280	$335	$150	$274

	Year to Date Ended
	Pension Benefits		Other Benefits
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$303	$265	$168	$187
Interest cost	669	614	299	361
Expected return on plan assets	(415)	(216)	—	—
Amortization of prior service cost	3	3	(201)	—
Amortization of net (gain) loss	—	—	35	—
Curtailment charge	—	—	—	—
Special termination benefits	—	—	—	—

Net periodic benefit cost	$560	$666	$301	$548

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
     In May, 2006 the Company renegotiated its contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan has been terminated for all eligible participants who have not retired, or given notice to retire in 2006, by August 1, 2006. The Company expects to recognize a non-cash gain associated with the curtailment of these plans in the third quarter of 2006 and is currently working to quantify the amount.
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
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at June 30, 2006.
     There were no borrowings under the Revolving Credit Agreement at June 30, 2006 and December 31, 2005, however, as of both dates, the lender had issued $2.4 million of outstanding letters of credit on behalf of the Company.
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
     The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the Senior Secured Notes at June 30, 2006.
11.25% Senior Notes
     At February 8, 2006, the Company issued 11.25% Senior Notes, with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 11.7%, after consideration of the $2.0 million of deferred financing costs (included in other assets).
     The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the Senior Notes at June 30, 2006.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. The mortgage has a principal of €2.0 million and an interest rate of 5.75% and is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $1.6 million and $0.3 million at June 30, 2006 and December 31, 2005, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
12. Stockholder’s Equity
     The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc. (“Holdings”), the Company’s parent and sole shareholder.
Stock-Based Compensation
     In 2005, Altra Holdings, Inc. (“Holdings”), the Company’s parent company, established the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers and senior-level employees of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. Compensation expense recorded in earnings related to awards granted under the 2004 Equity Incentive Plan was not material to the Company’s operations.
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
Management Agreement
     At November 30, 2004, the Company and Holdings entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company will pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million and $0.5 million in management fees, included in selling, general and administrative expenses for each of the quarter and year to date periods ended June 30, 2006 and July 1, 2005, respectively. Genstar also received a one-time transaction fee of $1.0 million, for advisory services it provided in connection with the Hay Hall acquisition and related financings discussed in Notes 4 and 11, and such amount is reflected in selling, general and administrative expenses for the year to date ended June 30, 2006. There were no amounts payable to Genstar at June 30, 2006 or July 1, 2005.
Altra Holdings
     The Company pays certain expenses, primarily interest and debt principal, on behalf of its parent and sole shareholder, Altra Holdings, Inc. (“Holdings”). During the quarter ended June 30, 2006 and July 1, 2005, the Company paid approximately $2.2 million and $0.2 million, respectively, in such expenses on behalf of Holdings. During the year to date period ended June 30, 2006 and July 1, 2005, the Company paid approximately $12.6 million and $1.0 million, respectively, in such expenses on behalf of Holdings. At June 30, 2006 and July 1, 2005, there is due from parent of approximately $14.2 million and $1.0 million, respectively, included as a contra-equity account in the accompanying condensed consolidated balance sheet. The Holdings debt is not guaranteed or collateralized by the Company or its assets. Additionally, Holdings has not pledged the stock of the Company as collateral for the debt. Interest is payable quarterly in cash or payment-in-kind interest at the sole discretion of the Company.

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
     No one customer represented 10% or more of the Company’s sales for the quarter and year to date ended June 30, 2006 and July 1, 2005.
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

	Net Sales				Property, Plant and Equipment
	Quarter Ended		Year to Date Ended
	June 30,	July 1,	June 30,	July 1,	June 30,	December 31,
	2006	2005	2006	2005	2006	2005
North America (primarily U.S.)	$80,756	$71,044	$163,994	$142,773	$47,590	$47,587
Europe	35,018	18,195	62,624	37,909	31,577	16,968
Asia and other	4,000	3,795	7,940	7,654	1,811	1,838

Total	$119,774	$93,034	$234,558	$188,336	$80,978	$66,393

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.
     See the Non-Guarantor balance sheet in Note 17 for net assets of foreign subsidiaries at June 30, 2006 and December 31, 2005.
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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
June 30, 2006

	June 30, 2006
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,271	$(2,271)	$5,573	$—	$5,573
Trade receivables, less allowance for doubtful accounts	—	36,444	28,209	—	64,653
Loans receivable from related parties	7,404	35,836	—	(43,240)	—
Inventories, less allowances for obsolete materials	—	48,439	24,752	—	73,191
Deferred income taxes	—	2,067	127	—	2,194
Prepaid expenses and other	212	1,416	2,899	—	4,527

Total current assets	9,887	121,931	61,560	(43,240)	150,138
Property, plant and equipment, net	—	47,590	33,388	—	80,978
Intangible assets, net	—	35,622	22,201	—	57,823
Goodwill	—	58,809	18,623	—	77,432
Other assets	5,187	630	31	—	5,848
Investments in subsidiaries	246,317	—	—	(246,317)	—

	$261,391	$264,582	$135,803	$(289,557)	$372,219

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$—	$19,735	$16,359	$—	$36,094
Accrued payroll	112	11,047	4,267	—	15,426
Accruals and other current liabilities	5,841	10,154	3,617	—	19,612
Deferred income taxes	—	—	188	—	188
Current portion of capital leases and short-term bank borrowings	—	1,423	245	—	1,668
Loans payable from related parties	—	—	43,240	(43,240)	—

Total current liabilities	5,953	42,359	67,916	(43,240)	72,988
Long-term debt, less current portion	219,821	111	3,456	—	223,388
Deferred income taxes	—	3,372	6,569	—	9,941
Pension liabilities	—	12,092	2,961	—	15,053
Other post-retirement benefits	—	12,801	—	—	12,801
Other long-term liabilities	—	948	1,483	—	2,431

Total liabilities	225,774	71,683	82,385	(43,240)	336,602

Total stockholder’s equity	35,617	192,899	53,418	(246,317)	35,617

	$261,391	$264,582	$135,803	$(289,557)	$372,219

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
December 31, 2005

	December 31, 2005
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,819	$(2,713)	$3,954	$—	$10,060
Trade receivables, less allowance for doubtful accounts	—	32,892	13,549	—	46,441
Loan receivable from related parties	—	34,306	4,301	(38,607)	—
Inventories, less allowances for obsolete materials	—	43,562	11,092	—	54,654
Deferred income taxes	—	2,652	127	—	2,779
Prepaid expenses and other	25	934	1,014	—	1,973

Total current assets	8,844	111,633	34,037	(38,607)	115,907
Property, plant and equipment, net	—	45,405	20,988	—	66,393
Intangible assets, net	—	36,729	8,022	—	44,751
Goodwill	—	53,784	11,561	—	65,345
Other assets	4,804	167	37	—	5,008
Investments in subsidiaries	225,974	—	—	(225,974)	—

	$239,622	$247,718	$74,645	$(264,581)	$297,404

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$44	$21,931	$8,749	$—	$30,724
Accrued payroll	—	12,487	3,529	—	16,016
Accruals and other current liabilities	2,937	10,384	2,918	—	16,239
Deferred income taxes	—	—	33	—	33
Current portion of capital leases and short-term bank borrowings	—	186	—	—	186
Loans payable from related parties	38,607	—	—	(38,607)	—

Total current liabilities	41,588	44,988	15,229	(38,607)	63,198
Long-term debt, less current portion	159,421	153	—	—	159,574
Deferred income taxes	—	1,719	5,831	—	7,550
Pension liabilities	—	11,505	2,863	—	14,368
Other post-retirement benefits	—	12,500	—	—	12,500
Other long-term liabilities	—	107	1,494	—	1,601

Total liabilities	201,009	70,972	25,417	(38,607)	258,791

Total stockholder’s equity	38,613	176,746	49,228	(225,974)	38,613

	$239,622	$247,718	$74,645	$(264,581)	$297,404

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Company
Quarter ended June 30, 2006

	Quarter ended June 30, 2006
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$81,350	$40,938	$(2,514)	$119,774
Cost of sales	—	59,605	30,410	(2,514)	87,501

Gross profit	—	21,745	10,528	—	32,273
Selling, general and administrative expenses	—	11,614	7,480	—	19,094
Research and development expenses	—	712	576	—	1,288

Income (loss) from operations	—	9,419	2,472	—	11,891
Interest expense (income)	6,692	95	(737)	—	6,050
Other non-operating expense (income)	238	(25)	(141)	—	72
Equity in earnings of subsidiaries	10,847	—	—	(10,847)	—

Income before income taxes	3,917	9,349	3,350	(10,847)	5,769
Provision for income taxes	—	1,761	91	—	1,852

Net income	$3,917	$7,588	$3,259	$(10,847)	$3,917

Condensed Consolidating Statements of Operations of the Company
Year to Date ended June 30, 2006

	Year to Date ended June 30, 2006
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$165,964	$74,069	$(5,475)	$234,558
Cost of sales	—	121,296	54,610	(5,475)	170,431

Gross profit	—	44,668	19,459	—	64,127
Selling, general and administrative expenses	1,005	23,458	13,358	—	37,821
Research and development expenses	—	1,378	1,114	—	2,492

Income (loss) from operations	(1,005)	19,832	4,987	—	23,814
Interest expense (income)	11,099	42	85	—	11,226
Other non-operating expense (income)	238	(135)	(190)	—	(87)
Equity in earnings of subsidiaries	20,343	—	—	(20,343)	—

Income before income taxes	8,001	19,925	5,092	(20,343)	12,675
Provision for income taxes	—	3,772	902	—	4,674

Net income	$8,001	$16,153	$4,190	$(20,343)	$8,001

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Company
Quarter ended July 1, 2005

	Quarter ended July 1, 2005
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$71,520	$23,402	$(2,152)	$93,034
Cost of sales	—	54,868	17,004	(2,152)	69,720

Gross profit	—	16,916	6,398	—	23,314
Selling, general and administrative expenses	1,756	9,481	4,091	—	15,328
Research and development expenses	—	630	482	—	1,112

Income from operations	(1,756)	6,805	1,825	—	6,874
Interest expense (income)	3,997	271	27	—	4,295
Other non-operating (income) expense, net	—	(13)	26	—	13
Equity in earnings of subsidiaries	7,320	—	—	(7,320)	—

Income before income taxes	1,567	6,547	1,772	(7,320)	2,566
Provision for income taxes	—	376	623	—	999

Net income	$1,567	$6,171	$1,149	$(7,320)	$1,567

Condensed Consolidating Statements of Operations of the Company
Year to Date ended July 1, 2005

	Year to Date ended July 1, 2005
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$144,337	$48,371	$(4,372)	$188,336
Cost of sales	—	111,739	35,755	(4,372)	143,122

Gross profit	—	32,598	12,616	—	45,214
Selling, general and administrative expenses	1,756	20,832	8,467	—	31,055
Research and development expenses	—	1,201	1,107	—	2,308

Income from operations	(1,756)	10,565	3,042	—	11,851
Interest expense (income)	8,107	46	404	—	8,557
Other non-operating (income) expense, net	—	(13)	26	—	13
Equity in earnings of subsidiaries	11,831	—	—	(11,831)	—

Income before income taxes	1,968	10,532	2,612	(11,831)	3,281
Provision for income taxes	—	660	653	—	1,313

Net income	$1,968	$9,872	$1,959	$(11,831)	$1,968

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Year to Date ended June 30, 2006

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,001	$16,153	$4,190	$(20,343)	$8,001
Undistributed equity in earnings of subsidiaries	(20,343)	—	—	20,343	—
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	—	3,284	1,666	—	4,950
Amortization of intangible assets	—	1,139	657	—	1,796
Amortization of deferred loan costs	425	—	—	—	425
Accretion of debt discount	472	—	—	—	472
Amortization of inventory fair value adjustment	—	245	2,033	—	2,278
Gain on sale of fixed assets	—	—	(7)	—	(7)
Provision for deferred taxes	—	2,083	126	—	2,209
Changes in operating assets and liabilities:
Trade receivables	—	(1,008)	(2,659)	—	(3,667)
Inventories	—	(2,298)	(883)	—	(3,181)
Accounts payable and accrued liabilities	2,972	(4,866)	(3,337)	—	(5,231)
Other current assets and liabilities	(186)	727	(987)	—	(446)
Other operating assets and liabilities	1,116	(776)	(77)	—	(263)

Net cash provided by (used in) operating activities	(7,543)	14,683	722	—	7,862
Cash flows from investing activities:
Purchases of fixed assets	—	(3,354)	(756)	—	(4,110)
Acquisitions, net of cash acquired	—	(9,251)	(44,835)	—	(54,086)

Net cash used in investing activities	—	(12,605)	(45,591)	—	(58,196)
Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	57,625	—	—	—	57,625
Payment of debt issuance costs	(1,928)	—	—	—	(1,928)
Payment on behalf of parent company	(12,554)	—	—	—	(12,554)
Borrowings under revolving credit agreements	5,057	—	—	—	5,057
Payments on revolving credit agreements	(5,057)	—	—	—	(5,057)
Change in affiliate debt	(42,148)	(1,530)	43,678	—	—
Proceeds from mortgages	—	—	2,510		2,510
Net proceeds (payment) of capital leases	—	(106)	45	—	(61)

Net cash provided by (used in) financing activities	995	(1,636)	46,233	—	45,592

Effect of exchange rates on cash	—	—	255	—	255

Increase (decrease) in cash and cash equivalents	(6,548)	442	1,619	—	(4,487)
Cash and cash equivalents, beginning of the period	8,819	(2,713)	3,954	—	10,060

Cash and cash equivalents, end of period	$2,271	$(2,271)	$5,573	$—	$5,573

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Year to Date ended July 1, 2005

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,968	$9,872	$1,959	$(11,831)	$1,968
Undistributed equity in earnings of subsidiaries	(11,831)	—	—	11,831	—
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	—	3,128	796	—	3,924
Amortization of intangible assets	—	1,165	312	—	1,477
Amortization and write-off of deferred loan costs	381	—	—	—	381
Accretion of debt discount	474	—	—	—	474
Amortization of inventory fair value adjustment	—	1,270	429	—	1,699
Gain on sale of fixed assets	—	—	(51)	—	(51)
Provision for deferred taxes	—	420	—	—	420
Changes in operating assets and liabilities:
Trade receivables	—	54	(807)	—	(753)
Inventories	—	(1,428)	714	—	(714)
Accounts payable and accrued liabilities	(2,780)	(803)	1,182	—	(2,401)
Other current assets and liabilities	—	(2,066)	(575)	—	(2,641)
Other operating assets and liabilities	(2,251)	(293)	1,920	—	(624)

Net cash (used in) provided by operating activities	(14,039)	11,319	5,879	—	3,159
Cash flows from investing activities:
Purchases of fixed assets	—	(1,678)	(282)	—	(1,960)
Payment of additional Kilian purchase price	—	(730)	—	—	(730)
Sale of fixed assets	—	—	596	—	596

Net cash used in investing activities	—	(2,408)	314	—	(2,094)
Cash flows from financing activities:
Payments made on behalf of Parent company	(956)	—	—	—	(956)
Borrowings under revolving credit agreements	4,408	—	—	—	4,408
Change in affiliate debt	12,689	(6,673)	(6,016)	—	—
Change in capital leases	—	(156)	(278)	—	(434)

Net cash (used in) provided by financing activities	16,141	(6,829)	(6,294)	—	3,018

Effect of exchange rates on cash	—	—	(346)	—	(346)

Increase (decrease) in cash and cash equivalents	2,102	2,082	(447)	—	3,737
Cash and cash equivalents, beginning of the period	2,219	(1,913)	4,423	—	4,729

Cash and cash equivalents, end of period	$4,321	$169	$3,976	$—	$8,466

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
General
     We are a leading multinational designer, producer and marketer of a wide range of mechanical power transmission products. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, machined-race bearings and other related products which are sold across a wide variety of industries. Our products serve a wide variety of end markets including general industrial, material handling, mining, power generation, transportation, automotive and turf and garden. We primarily sell our products to OEMs such as John Deere, Carrier and General Electric and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.
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
     On May 18, 2006, we entered into a purchase agreement with the shareholders of Bear Linear LLC, or Bear, to purchase substantially all of the assets of the company for $5.0 million. Approximately $3.5 million was paid at closing and the remaining $1.5 million is payable over the next 2.5 years. Bear manufactures value-added linear actuators for mobile off highway and industrial applications.
Parent Debt Repayment
     During the year to date period ended June 30, 2006, we prepaid approximately $10.8 million of debt principal on behalf of Altra Holdings, Inc., our parent. Additionally, approximately $0.6 million and $0.6 million of prepayment premium and accrued interest, respectively, were paid by us on behalf of our parent.
Retirement Benefits
     In May, 2006 the Company renegotiated its contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan has been terminated for all eligible participants who have not retired, or given notice to retire in 2006, by August 1, 2006. The Company expects to recognize a non-cash gain associated with the curtailment of these plans in the third quarter of 2006 and is currently working to quantify the amount.

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
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.
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

Results of Operations

	Quarter Ended		Year to Date Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$119,774	$93,034	$234,558	$188,336
Cost of sales	87,501	69,720	170,431	143,122

Gross profit	32,273	23,314	64,127	45,214
Gross profit percentage	26.9%	25.1%	27.3%	24.0%
Selling, general and administrative expenses	19,094	15,328	37,821	31,055
Research and development expenses	1,288	1,112	2,492	2,308

Income from operations	11,891	6,874	23,814	11,851
Interest expense	6,050	4,295	11,226	8,557
Other non-operating (income) expense	72	13	(87)	13

Income before income taxes	5,769	2,566	12,675	3,281
Provision for income taxes	1,852	999	4,674	1,313

Net income	$3,917	$1,567	$8,001	$1,968

Quarter Ended June 30, 2006 Compared with Quarter Ended July 1, 2005
     Net sales. Net sales increased $26.7 million, or 28.7%, from $93.0 million, for the quarter ended July 1, 2005 to $119.8 million for the quarter ended June 30, 2006. Net sales increased primarily due to the inclusion of Hay Hall and Bear Linear in the results of the quarter ended June 30, 2006. Hay Hall’s net sales for the quarter ended June 30, 2006 were $18.4 million and Bear Linear’s sales for the six week period from May 18 through June 30, 2006 were $0.6 million. The remaining net increase was due to price increases and improving economic conditions at our customers in the steel, power generation and petro-chemical industries.
     Gross profit. Gross profit increased $9.0 million, or 38.4%, from $23.3 million (25.1% of net sales), in the quarter ended July 1, 2005 to $32.3 million (26.9% of net sales) in the same period of 2006. The increase includes $5.8 million from Hay Hall for the quarter ended June 30, 2006 and $0.1 million from Bear Linear for the six week period from May 18 through June 30, 2006. Excluding Hay Hall and Bear Linear, gross profit increased approximately $3.0 million, or 12.9%, and gross profit as a percent of sales increased to 26.1%. The remaining increase in gross profit is attributable to price increases during the first quarter of 2006 and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.8 million, or 24.6%, from $15.3 million in the quarter ended July 1, 2005 to $19.1 million in the quarter ended June 30, 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall and Bear Linear in 2006, which contributed $2.9 million and $0.1 million, respectively, to the increase, $0.3 million in additional intangible asset amortization associated with the Hay Hall acquisition and increased salaries and selling expenses due to the higher sales in 2006. Excluding Hay Hall and Bear Linear, selling, general and administrative expenses, as a percentage of net sales, decreased from 16.5% in the quarter ended July 1, 2005 to 15.9% in the quarter ended June 30, 2006, primarily due to operating efficiencies and cost savings measures that were put into place during the second half of 2005.
     Research and development expenses. Research and development expenses were consistent for both periods.
     EBITDA. To reconcile net income to EBITDA for the quarter ended June 30, 2006, we added back to net income $1.9 million provision of income taxes, $6.1 million of interest expense and $3.8 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended July 1, 2005, we added back to net income $1.0 million provision of income taxes, $4.3 million of interest expense and $2.6 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $15.6 million for the quarter ended June 30, 2006 and $9.5 million for the quarter ended July 1, 2005. The increase is due to the inclusion of Hay Hall which contributed $2.0 million, price increases initiated at the beginning of 2006 and from the benefit of operating efficiencies and cost savings measures implemented during the second half of 2005.
     Interest expense. We recorded interest expense of $6.1 million during the quarter ended June 30, 2006, which was an increase of $1.8 million, from the quarter ended July 1, 2005. The increase was due to the interest associated with the senior notes issued in connection with the Hay Hall acquisition, which amounted to $1.8 million.

     Provision for income taxes. The provision for income taxes was $1.9 million, or 32.1%, of income before taxes, for the quarter ended June 30, 2006, versus a provision of $1.0 million, or 38.9%, of income before taxes, for the quarter ended July 1, 2005. The 2006 provision as a percent of income before taxes was lower than that of 2005 primarily due to the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. Additionally, the Company’s overall estimated effective tax rate for all of 2006 is lower than the rate recorded in the first quarter of 2006 and therefore the second quarter rate was driven down to get the year to date effective rate at the estimated full year rate.
Year to Date Ended June 30, 2006 Compared with Year to Date Ended July 1, 2005
     Net sales. Net sales increased $46.2 million, or 24.5%, from $188.3 million, for the year to date period ended July 1, 2005 to $234.6 million for the year to date period ended June 30, 2006. Net sales increased primarily due to the inclusion of Hay Hall and Bear Linear in the results of the year to date period ended June 30, 2006. Hay Hall’s net sales for the period from February 10 through June 30, 2006 were $28.3 million and Bear Linear’s sales for the period from May 18 through June 30, 2006 were $0.6 million. The remaining net increase was due to price increases, improving economic conditions at our customers in the steel, power generation and petro-chemical industries and increased sales to turf and garden OEM customers.
     Gross profit. Gross profit increased $18.9 million, or 41.8%, from $45.2 million (24.0% of net sales), in the year to date period ended July 1, 2005 to $64.1 million (27.3% of net sales) in the same period of 2006. The increase includes $9.0 million from Hay Hall for the period from February 10 through June 30, 2006 and $0.1 million from Bear Linear. Excluding Hay Hall and Bear Linear, gross profit increased approximately $9.8 million, or 21.7%, and gross profit as a percent of sales increased to 26.7%. The remaining increase in gross profit is attributable to price increases during the first quarter of 2006 and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.8 million, or 21.8%, from $31.1 million in the year to date period ended July 1, 2005 to $37.8 million in the year to date period ended June 30, 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall and Bear Linear in 2006, which contributed $4.4 million and $0.1 million, respectively, to the increase, $0.3 million in additional intangible asset amortization associated with the Hay Hall acquisition, $1.0 million transaction fee paid to Genstar for advisory services provided in connection with the Hay Hall acquisition and increased salaries and selling expenses associated with the higher sales in 2006. Excluding Hay Hall and the transaction fee paid to Genstar, selling, general and administrative expenses, as a percentage of net sales, decreased from 16.5% in the year to date period ended July 1, 2005 to 16.1% in the year to date period ended June 30, 2006, primarily due to operating efficiencies and cost savings measures that were put into place during the second half of 2005.
     Research and development expenses. Research and development expenses were consistent for both periods.
     EBITDA. To reconcile net income to EBITDA for the year to date period ended June 30, 2006, we added back to net income $4.7 million provision of income taxes, $11.2 million of interest expense and $6.7 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended July 1, 2005, we added back to net income $1.3 million provision of income taxes, $8.6 million of interest expense and $5.4 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $30.6 million for the year to date period ended June 30, 2006 and $17.2 million for the year to date period ended July 1, 2005. The increase is due to the inclusion of Hay Hall which contributed $2.9 million, price increases initiated at the beginning of 2006 and from the benefit of manufacturing and operating efficiencies and cost savings measures implemented during the second half of 2005. The increase was partially offset by the $1.0 million transaction fee paid to Genstar for advisory services provided in connection with the Hay Hall acquisition.
     Interest expense. We recorded interest expense of $11.2 million during the year to date period ended June 30, 2006, which was an increase of $2.7 million, from the year to date period ended July 1, 2005. The increase was due to the interest associated with the senior notes issued in connection with the Hay Hall acquisition, which amounted to $2.7 million.
     Provision for income taxes. The provision for income taxes was $4.7 million, or 36.9%, of income before taxes, for the year to date period ended June 30, 2006, versus a provision of $1.3 million, or 40.0%, of income before taxes, for the year to date period ended July 1, 2005. The 2006 provision as a percent of income before taxes was lower than that of 2005 primarily due to the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates.

Liquidity and Capital Resources
     Cash and cash equivalents totaled $5.6 million at June 30, 2006 compared to $10.1 million at December 31, 2005. Net cash provided by operating activities for the year to date period ended June 30, 2006 resulted mainly from cash provided by net income of $8.0 million and the add-back of non-cash depreciation, amortization and deferred financing costs of $7.6 million, deferred tax expense of $2.2 million and non-cash amortization of $2.3 million for inventory step-ups recorded as part of the Hay Hall Acquisition offset by a net decrease in operating liabilities of $4.5 million, and by cash used from a net increase in operating assets of $9.5 million.
     Net cash used in investing activities of $58.2 million for the year to date period ended June 30, 2006 resulted from $50.5 million used in the purchase of Hay Hall, $3.5 million used in the purchase of Bear Linear and $4.1 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.
     Net cash provided by financing activities of $45.6 million for the year to date period ended June 30, 2006 consisted primarily of the proceeds of $57.6 million from the issuance of the senior notes in connection with the Hay Hall acquisition and the $2.5 million in proceeds from a mortgage on our German manufacturing building, offset by payments of expenses, primarily debt principal and interest, of $12.6 million on behalf of our parent and payment of debt issuance costs of $1.9 million.
     Net cash flow used in operating activities, in the year to date period ended July 1, 2005 resulted mainly from cash provided by net income of $2.0 million and the add-back of non-cash depreciation, amortization and deferred financing costs of $6.3 million, deferred tax expense of $0.4 million and non-cash amortization of $1.7 million for inventory step-ups recorded as part of the Colfax acquisition offset by a net decrease in operating liabilities of $2.6 million, and by cash used from a net increase in operating assets of $4.8 million.
     Net cash used in investing activities of $2.1 million for the year to date period ended July 1, 2005 resulted from $2.0 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure and from the $0.7 million final payment related to the acquisition of Kilian offset by $0.6 million in proceeds from the sale of certain fixed assets.
     Net cash provided by financing activities of $3.0 million for the year to date period ended July 1, 2005 resulted from proceeds of $4.4 million in short-term borrowings, partially offset by payments of expenses, primarily interest, of $1.0 million on behalf of our parent.
Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     We incurred substantial indebtedness in connection with the PTH Acquisition. In addition, in connection with our acquisition of Hay Hall in February 2006, we issued £33.0 million of 11.25% senior notes. Based on an exchange rate of 1.7462 US Dollars to UK pounds sterling, the proceeds from these notes were approximately $57.6 million. The notes are unsecured and are due in 2013. Interest on the notes is payable in UK pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. As of June 30, 2006, taking into account these transactions, we had approximately $228.9 million of total indebtedness outstanding (including capital leases and mortgages) which on a pro forma basis, results in approximately $23.4 million in annual interest expense.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of June 30, 2006 there were no outstanding borrowings and $2.4 million of outstanding letters of credit under our senior revolving credit facility.
     We made capital expenditures of approximately $4.1 million and $2.0 million in the year to date periods ended June 30, 2006 and July 1, 2005, respectively. These capital expenditures will support on-going business needs.
     We have cash funding requirements associated with our pension plan which are estimated to be $5.9 million during the remainder of 2006, $3.8 million in 2007, $2.6 million in 2008 and $1.9 million thereafter.

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
Item 4. Controls and Procedures
     (a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2006.
     (b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
     See the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Management does not believe there have been any material changes in our risk factors as stated therein.
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

ALTRA INDUSTRIAL MOTION, INC.
August 10,2006	By:	/s/ Michael L. Hurt
		Name:	Michael L. Hurt
		Title:	Chief Executive Officer

August 10, 2006	By:	/s/ David Wall
		Name:	David Wall
		Title:	Chief Financial Officer