Form 10-Q
period 2006-09-29
Altra Industrial Motion, Inc.
filed 2006-11-13
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of November 1, 2006, 1,000 shares of Common Stock, $.001 par value per shares, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Balance Sheets
Dollars in thousands

	September 29,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,760	$10,060
Trade receivables, less allowance for doubtful accounts of $2,089 and $1,797	64,555	46,441
Inventories, less allowance for obsolete materials of $9,598 and $6,843	73,691	54,654
Deferred income taxes	2,387	2,779
Prepaid expenses and other current assets	3,895	1,973

Total current assets	150,288	115,907
Property, plant and equipment, net	81,511	66,393
Intangible assets, net	57,465	44,751
Goodwill	78,036	65,345
Other assets, net	6,116	5,008

Total assets	$373,416	$297,404

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$34,567	$30,724
Accrued payroll	11,323	16,016
Accruals and other liabilities	22,899	16,239
Deferred income taxes	282	33
Current portion of capital leases and short-term bank borrowings	1,476	186

Total current liabilities	70,547	63,198
Long-term debt, less current portion and net of unaccreted discount	226,351	159,574
Deferred income taxes	11,034	7,550
Pension liabilities	15,308	14,368
Other post retirement benefits	8,289	12,500
Other long term liabilities	2,443	1,601
Commitments and Contingencies	—	—
Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	48,814	48,814
Due from Parent	(15,751)	(1,610)
Retained earnings (deficit)	10,632	(1,318)
Cumulative foreign currency translation adjustment	(2,829)	(5,851)
Minimum pension liability	(1,422)	(1,422)

Total stockholder’s equity	39,444	38,613

Total liabilities and stockholder’s equity	$373,416	$297,404

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Income and Comprehensive Income – (Unaudited)
Dollars in thousands

	Quarter Ended		Year to Date Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net sales	$112,953	$85,155	$347,511	$273,491
Cost of sales	82,528	63,784	252,959	206,906

Gross profit	30,425	21,371	94,552	66,585
Selling, general and administrative expenses	19,543	14,891	57,364	45,946
Research and development expenses	1,315	1,187	3,807	3,495
Gain on curtailment of post-retirement benefit plan	(3,838)	—	(3,838)	—

Income from operations	13,405	5,293	37,219	17,144
Interest expense, net	6,345	4,256	17,571	12,813
Other non-operating expense (income), net	734	(10)	647	3

Income before income taxes	6,326	1,047	19,001	4,328
Provision for income taxes	2,377	352	7,051	1,665

Net income	3,949	695	11,950	2,663
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	1,465	(33)	3,022	(1,951)

Other comprehensive income (loss)	1,465	(33)	3,022	(1,951)

Comprehensive income	$5,414	$662	$14,972	$712

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Cash Flows — (unaudited)
Dollars in thousands

	Year to Date Ended
	September 29, 2006	September 30, 2005

Cash flows from operating activities:
Net income	$11,950	$2,663
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,544	6,249
Amortization of intangible assets	2,767	2,215
Amortization of deferred loan costs	694	477
Loss on foreign currency, net	466	—
Accretion of debt discount	707	711
Amortization of inventory fair value adjustment	2,278	1,699
Gains on sale of fixed assets	(14)	(103)
Stock-based compensation	439	—
Gain on curtailment of post-retirement benefit plan	(3,838)	—
Provision for deferred taxes	1,527	25
Changes in operating assets and liabilities:
Trade receivables	(1,945)	1,887
Inventories	(1,763)	2,640
Accounts payable and accrued liabilities	(8,384)	(2,297)
Other current assets and liabilities	159	(2,116)
Other operating assets and liabilities	343	(931)

Net cash provided by operating activities	12,930	13,119
Cash flows from investing activities:
Purchases of fixed assets	(6,133)	(3,401)
Sales of fixed assets	—	125
Payment of additional Kilian purchase price	—	(730)
Acquisitions, net of $441 of cash acquired	(54,302)	—

Net cash used in investing activities	(60,435)	(4,006)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,625	—
Payment of debt issuance costs	(2,506)	—
Payments made on behalf of Parent company	(14,580)	(1,108)
Borrowings under revolving credit agreement	5,057	4,408
Payments on revolving credit agreement	(5,057)	(4,408)
Proceeds from mortgages	2,510	—
Payments of capital leases	(106)	(724)

Net cash provided by (used in) financing activities	42,943	(1,832)

Effect of exchange rates on cash	262	(1,716)

(Decrease) increase in cash and cash equivalents	(4,300)	5,565
Cash and cash equivalents, beginning of period	10,060	4,729

Cash and cash equivalents, end of period	$5,760	$10,294

Cash paid during the period for:
Interest	$12,997	$9,002
Income Taxes	$2,160	$1,383

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$404	—

See accompanying notes

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
1. Organization and Nature of Operations
     Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”), a wholly owned subsidiary of Altra Holdings, Inc. (“Holdings”), produces, designs and distributes a wide range of mechanical power transmission products, including industrial clutches and brakes, enclosed gear drives, open gearing and couplings. The Company consists of several power transmission component manufacturers including Warner Electric, Boston Gear, Formsprag Clutch, Stieber Clutch, Ameridrives Couplings, Wichita Clutch, Nuttall Gear, Kilian, Delroyd Worm Gear, Bibby Transmissions, Twiflex, Matrix International, Inertia Dynamics and Huco Dynatork. The Company designs and manufactures products that serve a variety of applications in the food and beverage, material handling, printing, paper and packaging, specialty machinery, and turf and garden industries. Primary geographic markets are in North America, Western Europe and Asia.
2. Basis of Presentation
     The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”).
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial statements as of September 29, 2006 and for the quarter and year to date periods ended September 29, 2006 and September 30, 2005.
     The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations.
     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year-ended December 31, 2005.
3. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the effect to be material.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the effect to be material.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.
4. Acquisitions
          On November 7, 2005, the Company entered into a purchase agreement with the shareholders of Hay Hall Holdings Limited, or Hay Hall, pursuant to which the Company agreed to acquire all of the outstanding share capital of Hay Hall for $50.3 million subject to certain purchase price adjustments. Under the purchase agreement, the initial aggregate purchase price of $50.3 million to be paid at closing was subject to a change in working capital adjustment, less debt balances at closing, plus cash balances at closing. We closed the acquisition on February 10, 2006 for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing the Company deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against the Company unless the Company takes action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.
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

Total purchase price, including closing costs of approximately $1.9 million	$51,177

Cash and cash equivalents	441
Trade receivables	12,959
Inventories	16,388
Prepaid expenses and other	1,099
Property, plant and equipment	13,996
Intangible assets	13,881

Total assets acquired	58,764
Accounts payable, accrued payroll, and accruals and other current liabilities	11,282
Other liabilities	3,493

Total liabilities assumed	14,775

Net assets acquired	43,989

Excess purchase price over the fair value of net assets acquired	$7,188

     The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.
     The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$6,931
Trade names and trademarks, not subject to amortization	6,950
Total intangible assets	$13,881

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     Customer relationships are subject to amortization over their estimated useful lives which reflects the anticipated periods over which the Company estimates it will benefit from the acquired assets. The estimated useful lives have not been finalized by the Company. The Company anticipates that substantially all of this amortization is deductible for income tax purposes. The Company is considering its options relative to the deductibility of goodwill and is unable at this time to determine what portion, if any, will be deductible for income tax purposes.
          On May 18, 2006, the Company entered into a purchase agreement with the shareholders of Bear Linear LLC, or Bear, to purchase substantially all of the assets of the company for $5.0 million. Approximately $3.5 million was paid at closing and the remaining $1.5 million is payable over the next 2.5 years. One of Bear’s selling shareholders is a direct relative of one of the Company’s directors. Bear manufacturers high value-added linear actuators for mobile off-highway and industrial applications.
          The Bear acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Bear acquisition was May 18, 2006, and as such, the Company’s consolidated financial statements reflect Bear’s results of operations only from that date forward.
          Bear had approximately $0.5 million of net assets at closing consisting primarily of accounts receivable, inventory, fixed assets and accounts payable and accrued liabilities. The Company did not identify any specifically identifiable intangible assets. The Company recorded the $4.2 million excess purchase price over the fair value of the net assets acquired as goodwill. The Company has not completed its final purchase price allocation, but will complete it within one year of the acquisition and it is not expected to have a material impact on the Company’s financial position or results of operations.
     The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended September 29, 2006 and September 30, 2005 as if the Company had acquired Hay Hall and Bear Linear as of January 1, 2005. The pro forma information contains the actual operating results of the Company, Bear Linear and Hay Hall with the results prior to May 18, 2006, for Bear Linear, and February 10, 2006, for Hay Hall, adjusted to include the pro forma impact of (i) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the Hay Hall Acquisition; (ii) additional interest expense associated with debt issued on February 8, 2006; (iii) the elimination of intercompany sales between Hay Hall and the Company; (iv) additional expense as a result of estimated amortization of identifiable intangible assets; (v) and an adjustment to the tax provision for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of January 1, 2005 or that may be obtained in the future.

	Year to Date	Year to Date
	ended	ended
(Pro forma, unaudited, in thousands)	September 29, 2006	September 30, 2005
Total Revenues	$356,844	$326,362
Net income	$13,549	$3,959

5. Cash and Cash Equivalents
     As of September 29, 2006 the Company had $1.0 million of unpresented checks in excess of the domestic cash on hand. Accordingly, this amount has been recorded as short term bank borrowings in the accompanying balance sheet.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
6. Inventories
     Inventories at September 29, 2006 and December 31, 2005 consisted of the following:

	September 29,	December 31,
	2006	2005
Raw materials	$28,432	$22,512
Work in process	19,038	13,876
Finished goods	35,819	25,109

	83,289	61,497

Less—Allowance for excess, slow-moving and obsolete inventory	(9,598)	(6,843)

	$73,691	$54,654

7. Goodwill and Intangible Assets
     Goodwill and other intangibles as of September 29, 2006 and December 31, 2005 consisted of the following:

Cost
Goodwill
Balance December 31, 2005	$65,345
Additions related to Hay Hall acquisition	7,188
Additions related to Bear Linear acquisition	4,231
Impact of changes in foreign currency	1,272

Balance September 29, 2006	$78,036

	September 29, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Intangible Assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$23,030	$—	$16,080	$—
Intangible assets subject to amortization:
Customer relationships	34,733	4,804	27,802	2,515
Product technology and patents	5,122	1,168	5,122	690
Impact of changes in foreign currency	552		(1,048)	—

Total intangible assets	$63,437	$5,972	$47,956	$3,205

The Company recorded $2.8 million and $2.2 million of amortization expense year to date through the periods ended September 29, 2006 and September 30, 2005, respectively.
The estimated amortization expense for intangible assets is approximately $3.9 million in each of the next five years.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
8. Warranty Costs
     Changes in the carrying amount of accrued product warranty costs for the year to date period ended September 29, 2006 and September 30, 2005 are as follows:

	September 29, 2006	September 30, 2005
Balance at beginning of period	$1,876	$1,528
Accrued warranty costs	1,365	979
Payments and adjustments	(1,072)	(957)

Balance at end of period	$2,169	$1,550

9. Income Taxes
     The effective tax rates recorded for the year to date periods ended September 29, 2006 and September 30, 2005 were recorded based upon management’s best estimate of the effective tax rates for the entire respective years. The change in the effective tax rate from 38.5% for the first nine months of 2005 to 37.1% for the same period in 2006 is the result of the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. The 2006 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
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
     The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarter and year to date period ended September 29, 2006 and September 30, 2005:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$66	$132	$(40)	$34
Interest cost	334	307	(36)	50

Expected return on plan assets	(207)	(108)	—	—
Amortization of prior service cost	2	2	(458)	(302)
Amortization of net (gain) loss	—	—	(140)	(15)
Gain on curtailment of post-retirement benefit plan	—	—	(3,838)	—

Net periodic benefit cost	$195	$333	$(4,512)	$(233)

	Year to Date Ended
	Pension Benefits		Other Benefits
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Service cost	$369	$397	$128	$222
Interest cost	1,003	921	263	411
Expected return on plan assets	(622)	(324)	—	—
Amortization of prior service cost	5	5	(659)	(302)
Amortization of net (gain) loss	—	—	(105)	(15)
Gain on curtailment of post-retirement benefit plan	—	—	(3,838)	—

Net periodic benefit cost	$755	$999	$(4,211)	$316

     The Company revises its other post-retirement benefit estimates and assumptions annually in the third quarter and adjusts its year to date expense accordingly.

\

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     In December 2003, Congress passed the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the Act) that reformed Medicare in such a way that the Company may have been eligible to receive subsidies for certain prescription drug benefits that are incurred on behalf of plan participants. There has been no impact on the Company’s plans as either prescription drug coverage is not offered past the age of 65 or the Company has not applied for any subsidy. Accordingly, the amounts recorded and disclosed in these financial statements do not reflect any amounts related to this Act.
     In May, 2006 the Company renegotiated its contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan for employees at that location has been terminated for all eligible participants who have not retired, or given notice to retire in 2006, by August 1, 2006. The Company recognized a non-cash gain associated with the curtailment of these plans in the third quarter of 2006 of $3.8 million.
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
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at September 29, 2006.
     There were no borrowings under the Revolving Credit Agreement at September 29, 2006 and December 31, 2005, however, as of both dates, the lender had issued $2.4 million of outstanding letters of credit on behalf of the Company.
9% Senior Secured Notes
     At November 30, 2004, the Company issued 9% Senior Secured Notes, with a face value of $165 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.8 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by the Company.
     The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the Senior Secured Notes at September 29, 2006.
11.25% Senior Notes
     At February 8, 2006, the Company issued 11.25% Senior Notes, with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 11.7%, after consideration of the $2.5 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on February 13, 2013, unless previously redeemed by the Company.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the Senior Notes at September 29, 2006.
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. The mortgage has a principal of €2.0 million and an interest rate of 5.75% and is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $2.1 million and $0.3 million at September 29, 2006 and December 31, 2005, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
12. Stockholder’s Equity
Stock-Based Compensation
     The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc. (“Holdings”), the Company’s parent and sole shareholder.
     In 2005 Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial statements. All awards to date have been in the form of restricted stock. Compensation expense recorded during the nine months ended September 29, 2006 was $0.4 million.
     The fair value of Holdings common stock is determined by Holding’s Board of Directors (the Board), at the time of grant. In the absence of a public trading market for Holding’s common stock, Holding’s Board considers objective and subjective factors in determining the fair value of the Company’s common stock and related options. Consistent with the guidance provided by the AICPA’s Technical Practice Aid on The Valuation of Privately-held-Company Equity Securities Issued as Compensation (the TPA), such considerations included, but were not limited to, the following factors:
•	Historical and expected future earnings performance

•	The liquidation preferences and dividend rights of the preferred stock

•	Milestones achieved by the company

•	Marketplace and major competition

•	Market barriers to entry

•	The Company’s workforce and related skills

•	Customer and vendor characteristics

•	Strategic relationships with suppliers

•	Risk factors and uncertainties facing the Company
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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Management Agreement
     At November 30, 2004, the Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company will pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $.3 million and $.8 million in management fees, included in selling, general and administrative expenses for each of the quarter and year to date periods ended September 29, 2006 and September 30, 2005, respectively. Genstar also received a one-time transaction fee of $1.0 million, for advisory services it provided in connection with the Hay Hall acquisition and related financings discussed in Notes 4 and 11, and such amount is reflected in selling, general and administrative expenses for the year to date ended September 29, 2006. There were no amounts payable to Genstar at September 29, 2006 or September 30, 2005.
Altra Holdings
     The Company pays certain expenses, primarily interest and debt principal, on behalf of its parent and sole shareholder. During the quarter ended September 29, 2006 and September 30, 2005, the Company paid approximately $2.0 million and $0.1 million, respectively, in such expenses on behalf of Holdings. During the year to date period ended September 29, 2006 and September 30, 2005, the Company paid approximately $14.6 million and $1.1 million, respectively, in such expenses on behalf of Holdings. At September 29, 2006 and December 31, 2005, there is due from parent of approximately $15.8 million and $1.6 million, respectively, included as a contra-equity account in the accompanying condensed consolidated balance sheet. The Holdings debt is not guaranteed or collateralized by the Company or its assets. Additionally, Holdings has not pledged the stock of the Company as collateral for the debt. Interest is payable quarterly in cash or payment-in-kind interest at the sole discretion of the Company.
     On September 29, 2006, Holdings, announced that it has filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering have not yet been determined. A portion of these shares will be issued and sold by Altra Holdings, and a portion will be sold by certain stockholders of Holdings.
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
     No one customer represented 10% or more of the Company’s sales for the quarter and year to date periods ending September 29, 2006 and September 30, 2005.
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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

	Net Sales				Property, Plant and Equipment
	Quarter Ended		Year to Date Ended
	September 29,	September 30,	September 29,	September 30,	September 29,	December 31,
	2006	2005	2006	2005	2006	2005
North America (primarily U.S.)	$79,015	$64,581	$250,225	$207,354	$49,805	$47,587
Europe	29,405	16,569	84,812	54,478	29,916	16,968
Asia and other	4,533	4,005	12,474	11,659	1,790	1,838

Total	$112,953	$85,155	$347,511	$273,491	$81,511	$66,393

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.
     See the Non-Guarantor balance sheet in Note 17 for net assets of foreign subsidiaries at September 29, 2006 and December 31, 2005.
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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
September 29, 2006

	September 29, 2006
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,737	$(2,737)	$5,760	$—	$5,760
Trade receivables, less allowance for doubtful accounts	—	36,725	27,830	—	64,555
Loans receivable from related parties	8,277	36,404	—	(44,681)	—
Inventories, less allowances for obsolete materials	—	48,164	25,527	—	73,691
Deferred income taxes	—	2,201	186	—	2,387
Prepaid expenses and other	161	1,290	2,444	—	3,895

Total current assets	11,175	122,047	61,747	(44,681)	150,288
Property, plant and equipment, net	—	47,684	33,827	—	81,511
Intangible assets, net	—	35,052	22,413	—	57,465
Goodwill	—	59,030	19,006	—	78,036
Other assets	5,481	602	33	—	6,116
Investments in subsidiaries	253,084	—	—	(253,084)	—

	$269,740	$264,415	$137,026	$(297,765)	$373,416

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$—	$19,206	$15,361	$—	$34,567
Accrued payroll	1,061	5,593	4,669	—	11,323
Accruals and other current liabilities	6,967	10,523	5,409	—	22,899
Deferred income taxes	—	—	282	—	282
Current portion of capital leases and short-term bank borrowings	—	1,092	384	—	1,476
Loans payable from related parties	—	—	44,681	(44,681)	—

Total current liabilities	8,028	36,414	70,786	(44,681)	70,547
Long-term debt, less current portion	222,268	412	3,671	—	226,351
Deferred income taxes	—	2,625	8,409	—	11,034
Pension liabilities	—	12,273	3,035	—	15,308
Other post-retirement benefits	—	8,289	—	—	8,289
Other long-term liabilities	—	977	1,466	—	2,443

Total liabilities	230,296	60,990	87,367	(44,681)	333,972

Total stockholder’s equity	39,444	203,425	49,659	(253,084)	39,444

	$269,740	$264,415	$137,026	$(297,765)	$373,416

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
December 31, 2005

	December 31, 2005
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,819	$(2,713)	$3,954	$—	$10,060
Trade receivables, less allowance for doubtful accounts	—	32,892	13,549	—	46,441
Loan receivable from related parties	—	34,306	4,301	(38,607)	—
Inventories, less allowances for obsolete materials	—	43,562	11,092	—	54,654
Deferred income taxes	—	2,652	127	—	2,779
Prepaid expenses and other	25	934	1,014	—	1,973

Total current assets	8,844	111,633	34,037	(38,607)	115,907
Property, plant and equipment, net	—	45,405	20,988	—	66,393
Intangible assets, net	—	36,729	8,022	—	44,751
Goodwill	—	53,784	11,561	—	65,345
Other assets	4,804	167	37	—	5,008
Investments in subsidiaries	225,974	—	—	(225,974)	—

	$239,622	$247,718	$74,645	$(264,581)	$297,404

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$44	$21,931	$8,749	—	$30,724
Accrued payroll	—	12,487	3,529	—	16,016
Accruals and other current liabilities	2,937	10,384	2,918	—	16,239
Deferred income taxes	—	—	33	—	33
Current portion of capital leases and short-term bank borrowings	—	186	—	—	186
Loans payable from related parties	38,607	—	—	(38,607)	—

Total current liabilities	41,588	44,988	15,229	(38,607)	63,198
Long-term debt, less current portion	159,421	153	—	—	159,574
Deferred income taxes	—	1,719	5,831	—	7,550
Pension liabilities	—	11,505	2,863	—	14,368
Other post-retirement benefits	—	12,500	—	—	12,500
Other long-term liabilities	—	107	1,494	—	1,601

Total liabilities	201,009	70,972	25,417	(38,607)	258,791

Total stockholder’s equity	38,613	176,746	49,228	(225,974)	38,613

	$239,622	$247,718	$74,645	$(264,581)	$297,404

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Company
Quarter ended September 29, 2006

	Quarter ended September 29, 2006
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$78,000	$40,031	$(5,078)	$112,953
Cost of sales	—	57,622	29,984	(5,078)	82,528

Gross profit	—	20,378	10,047	—	30,425
Selling, general and administrative expenses	439	11,671	7,433	—	19,543
Research and development expenses	—	740	575	—	1,315
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	—	(3,838)

Income (loss) from operations	(439)	11,805	2,039	—	13,405
Interest expense (income)	2,240	(182)	4,287	—	6,345
Other non-operating expense	139	102	493	—	734
Equity in earnings of subsidiaries	6,767	—	—	(6,767)	—

Income (loss) before income taxes	3,949	11,885	(2,741)	(6,767)	6,326
Provision for income taxes	—	1,358	1,019	—	2,377

Net income (loss)	$3,949	$10,527	$(3,760)	$(6,767)	$3,949

Condensed Consolidating Statements of Operations of the Company
Year to Date ended September 29, 2006

	Year to Date ended September 29, 2006
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$243,964	$114,099	$(10,552)	$347,511
Cost of sales	—	178,918	84,593	(10,552)	252,959

Gross profit	—	65,046	29,506	—	94,552
Selling, general and administrative expenses	1,444	35,129	20,791	—	57,364
Research and development expenses	—	2,118	1,689	—	3,807
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	—	(3,838)

Income (loss) from operations	(1,444)	31,637	7,026	—	37,219
Interest expense (income)	13,339	(140)	4,372	—	17,571
Other non-operating expense (income)	377	(32)	302	—	647
Equity in earnings of subsidiaries	27,110	—	—	(27,110)	—

Income before income taxes	11,950	31,809	2,352	(27,110)	19,001
Provision for income taxes	—	5,130	1,921	—	7,051

Net income	$11,950	$26,679	$431	$(27,110)	$11,950

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Company
Quarter ended September 30, 2005

	Quarter ended September 30, 2005
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$65,333	$21,979	$(2,157)	$85,155
Cost of sales	—	49,223	16,718	(2,157)	63,784

Gross profit	—	16,110	5,261	—	21,371
Selling, general and administrative expenses	—	10,417	4,474	—	14,891
Research and development expenses	—	651	536	—	1,187

Income from operations	—	5,042	251	—	5,293
Interest expense (income)	4,609	(34)	(319)	—	4,256
Other non-operating (income) expense, net	—	16	(26)	—	(10)
Equity in earnings of subsidiaries	5,213	—	—	(5,213)	—

Income before income taxes	604	5,060	596	(5,213)	1,047
Provision (Benefit) for income taxes	1,665	(660)	(653)	—	352

Net income (loss)	$(1,061)	$5,720	$1,249	$(5,213)	$695

Condensed Consolidating Statements of Operations of the Company
Year to Date ended September 30, 2005

	Year to Date ended September 30, 2005
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$209,670	$70,350	$(6,529)	$273,491
Cost of sales	—	160,962	52,473	(6,529)	206,906

Gross profit	—	48,708	17,877	—	66,585
Selling, general and administrative expenses	—	32,654	13,292	—	45,946
Research and development expenses	—	1,852	1,643	—	3,495
Income from operations	—	14,202	2,942	—	17,144
Interest expense (income)	12,716	12	85	—	12,813
Other non-operating (income) expense, net	—	3	—	—	3
Equity in earnings of subsidiaries	17,044	—	—	(17,044)	—

Income before income taxes	4,328	14,187	2,857	(17,044)	4,328
Provision for income taxes	1,665	—	—	—	1,665

Net income	$2,663	$14,187	$2,857	$(17,044)	$2,663

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Year to Date ended September 29, 2006

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,950	$26,679	$431	$(27,110)	$11,950
Undistributed equity in earnings of subsidiaries	(27,110)			27,110
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	—	4,910	2,634	—	7,544
Amortization of intangible assets		1,709	1,058	—	2,767
Amortization of deferred loan costs	694	—	—	—	694
Loss on foreign currency, net	377	89	—	—	466
Accretion of debt discount	707	—	—	—	707
Amortization of inventory fair value adjustment	—	245	2,033	—	2,278
Gain on sale of fixed assets	—		(14)	—	(14)
Provision for deferred taxes	—	1,202	325	—	1,527
Stock based compensation	439	—	—	—	439
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	—	(3,838)
Changes in operating assets and liabilities:		—	—	—	—
Trade receivables	—	(1,141)	(804)	—	(1,945)
Inventories	—	(1,875)	112	—	(1,763)
Accounts payable and accrued liabilities	5,047	(10,973)	(2,458)	—	(8,384)
Other current assets and liabilities	(136)	894	(599)	—	159
Other operating assets and liabilities	1,135	(726)	(66)	—	343

Net cash provided by (used in) operating activities	(6,897)	17,175	2,652	—	12,930
Cash flows from investing activities:
Purchases of fixed assets	—	(4,670)	(1,463)	—	(6,133)
Acquisitions, net of cash acquired	—	(9,467)	(44,835)	—	(54,302)

Net cash used in investing activities	—	(14,137)	(46,298)	—	(60,435)
Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	57,625	—	—	—	57,625
Payment of debt issuance costs	(2,506)	—	—	—	(2,506)
Payment on behalf of parent company	(14,580)	—	—	—	(14,580)
Proceeds from mortgages	—	—	2,510	—	2,510
Borrowings under revolving credit agreements	5,057	—	—	—	5,057
Payments on revolving credit agreements	(5,057)	—	—	—	(5,057)
Change in affiliate debt	(39,724)	(2,483)	42,207	—	—
Payments of capital leases	—	(579)	473	—	(106)

Net cash provided by (used in) financing activities	815	(3,062)	45,190	—	42,943
Effect of exchange rates on cash	—	—	262	—	262

Increase (decrease) in cash and cash equivalents	(6,082)	(24)	1,806	—	(4,300)
Cash and cash equivalents, beginning of the period	8,819	(2,713)	3,954	—	10,060

Cash and cash equivalents, end of period	$2,737	$(2,737)	$5,760	—	$5,760

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Year to Date ended September 30, 2005

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,663	$14,187	$2,857	$(17,044)	$2,663
Undistributed equity in earnings of subsidiaries	(17,044)	—	—	17,044	—
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	—	4,407	1,842	—	6,249
Amortization of intangible assets	—	1,687	528	—	2,215
Amortization and write-off of deferred loan costs	477	—	—	—	477
Accretion of debt discount	711	—	—	—	711
Amortization of inventory fair value adjustment	—	1,270	429	—	1,699
Gain on sale of fixed assets	—	—	(103)	—	(103)
Provision for deferred taxes	—	25	—	—	25
Changes in operating assets and liabilities:
Trade receivables	—	376	1,511	—	1,887
Inventories	—	(809)	3,449	—	2,640
Accounts payable and accrued liabilities	1,151	(2,624)	(824)	—	(2,297)
Other current assets and liabilities	(2,100)	(4,737)	4,721	—	(2,116)
Other operating assets and liabilities	(2,459)	(295)	1,823	—	(931)

Net cash (used in) provided by operating activities	(16,601)	13,487	16,233	—	13,119
Cash flows from investing activities:
Purchases of fixed assets	—	(2,805)	(596)	—	(3,401)
Payment of additional Kilian purchase price	—	(730)	—	—	(730)
Sale of fixed assets	—	20	105	—	125

Net cash used in investing activities	—	(3,515)	(491)	—	(4,006)
Cash flows from financing activities:
Payments made on behalf of Parent company	(1,108)	—	—	—	(1,108)
Borrowings under revolving credit agreements	4,408	—	—	—	4,408
Payment under revolving credit agreements	(4,408)	—	—	—	(4,408)
Change in affiliate debt	21,154	(7,879)	(13,275)	—	—
Change in capital leases	—	(180)	(544)	—	(724)

Net cash (used in) provided by financing activities	20,046	(8,059)	(13,819)	—	(1,832)

Effect of exchange rates on cash	—	—	(1,716)	—	(1,716)

Increase in cash and cash equivalents	3,445	1,913	207	—	5,565
Cash and cash equivalents, beginning of the period	2,219	(1,913)	4,423	—	4,729

Cash and cash equivalents, end of period	$5,664	$—	$4,630	$—	$10,294

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. should be read together with the financial statements of Altra Industrial Motion, Inc. and its Predecessor and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
General
     The Company is a leading global designer, producer and marketer of a wide range of mechanical power transmission products and motion control products. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, machined-race bearings and other related products which are sold across a wide variety of industries. Our products serve a wide variety of end markets including general industrial, material handling, mining, power generation, transportation, automotive and turf and garden. We primarily sell our products to OEMs such as John Deere, Carrier and General Electric and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies, Bearing Distributions, Inc. and W.W. Grainger.
Recent Acquisition
     On November 7, 2005, the Company entered into a purchase agreement with the shareholders of Hay Hall Holdings Limited, or Hay Hall, pursuant to which the Company agreed to acquire all of the outstanding share capital of Hay Hall for $50.3 million subject to certain purchase price adjustments. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets. Under the purchase agreement, the initial aggregate purchase price of $50.3 million to be paid at closing is subject to a change in working capital adjustment, less debt balances at closing, plus cash balances at closing. The Company closed the acquisition on February 10, 2006 for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing the Company deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against the Company unless the Company takes action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. In connection with our acquisition of Hay Hall in February 2006, the Company issued £33.0 million of 11 1/4% Senior Notes.
     On May 18, 2006, the Company entered into a purchase agreement with the shareholders of Bear Linear LLC, or Bear, to purchase substantially all of the assets of the company for $5.0 million. Approximately $3.5 million was paid at closing and the remaining $1.5 million is payable over the next 2.5 years. Bear manufactures value-added linear actuators for mobile off highway and industrial applications.
Parent Debt Repayment
     During the year to date period ended September 29, 2006, the Company prepaid approximately $12.5 million of debt principal on behalf of Altra Holdings, Inc., our parent. Additionally, approximately $0.8 million and $1.3 million of prepayment premium and accrued interest, respectively, were paid by us on behalf of our parent.
Retirement Benefits
     In May, 2006 the Company renegotiated its contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan has been terminated for all eligible participants who have not retired, or given notice to retire in 2006, by August 1, 2006. The Company recognized a non-cash gain associated with the curtailment of these plans in the third quarter of 2006 of $3.8 million.

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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the effect to be material.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the effect to be material.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after June 15, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.
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
     To compensate for the limitations of EBITDA the Company utilizes several GAAP measures to review our performance. These GAAP measures include, but are not limited to, net income (loss), operating income (loss), cash provided by (used in) operations, cash provided by (used in) investing activities and cash provided by (used in) financing activities. These important GAAP measures allow our management to, among other things, review and understand our uses of cash period to period, compare our operations with competitors on a consistent basis and understand the revenues and expenses matched to each other for the applicable reporting period. The Company believes that the use of these GAAP measures, supplemented by the use of EBITDA, allows us to have a greater understanding of our performance and allows us to adapt to changing trends and business opportunities.
Results of Operations

	Quarter Ended		Year to Date Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$112,953	$85,155	$347,511	$273,491
Cost of sales	82,528	63,784	252,959	206,906

Gross profit	30,425	21,371	94,552	66,585
Gross profit percentage	26.9%	25.1%	27.2%	24.4%
Selling, general and administrative expenses	19,543	14,891	57,364	45,946
Research and development expenses	1,315	1,187	3,807	3,495
Gain on curtailment of post-retirement benefit plan	(3,838)	—	(3,838)	—

Income from operations	13,405	5,293	37,219	17,144
Interest expense	6,345	4,256	17,571	12,813
Other non-operating (income) expense	734	(10)	647	3

Income before income taxes	6,326	1,047	19,001	4,328
Provision for income taxes	2,377	352	7,051	1,665

Net income	$3,949	$695	$11,950	$2,663

Quarter Ended September 29, 2006 Compared with Quarter Ended September 30, 2005
     Net sales. Net sales increased $27.8 million, or 32.6%, from $85.2 million, for the quarter ended September 30, 2005 to $113.0 million for the quarter ended September 29, 2006. Net sales increased primarily due to the inclusion of Hay Hall and Bear Linear in the results of the quarter ended September 29, 2006. Hay Hall and Bear Linear’s net sales for the quarter ended September 29, 2006 were $18.3 and $1.4 million, respectively. The remaining net increase was due to price increases and improving economic conditions at our customers in the steel, power generation and petro-chemical industries.
     Gross profit. Gross profit increased $9.0 million, or 42.3%, from $21.4 million (25.1% of net sales), in the quarter ended September 30, 2005 to $30.4 million (26.9% of net sales) in the same period of 2006. The increase includes $2.8 million from Hay

Hall and $0.3 million for Bear Linear for the quarter ended September 29, 2006. Excluding Hay Hall and Bear Linear, gross profit increased approximately $5.9 million, or 27.6%, and gross profit as a percent of sales increased to 29.2%. The remaining increase in gross profit is attributable to price increases during the first quarter of 2006 and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.7 million, or 31.2%, from $14.9 million in the quarter ended September 30, 2005 to $19.5 million in the quarter ended September 29, 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall and Bear Linear in 2006, which contributed $3.0 million and $0.3 million, respectively, to the increase, $0.3 million in additional intangible asset amortization associated with the Hay Hall acquisition and increased salaries and selling expenses due to the higher sales in 2006. Excluding Hay Hall and Bear Linear, selling, general and administrative expenses, as a percentage of net sales, was 17.5% in both the quarters ended September 29, 2006 and September 30, 2005.
     Gain on curtailment of post-retirement benefit plan. In May, 2006 the Company renegotiated its contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan has been terminated for all eligible participants who have not retired, or given notice to retire in 2006, by August 1, 2006. The Company recognized a non-cash gain associated with the curtailment of these plans in the third quarter of 2006 of $3.8 million.
     Research and development expenses. Research and development expenses were consistent for both periods.
     EBITDA. To reconcile net income to EBITDA for the quarter ended September 29, 2006, the Company added back to net income $2.4 million provision of income taxes, $6.3 million of interest expense and $3.6 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended September 30, 2005, the Company added back to net income $0.4 million provision of income taxes, $4.3 million of interest expense and $1.8 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $16.2 million for the quarter ended September 29, 2006 and $7.2 million for the quarter ended September 30, 2005. The increase is due to price increases initiated at the beginning of 2006, the $3.8 million gain on other postretirement benefit plan curtailment and from the benefit of operating efficiencies and cost savings measures implemented during the second half of 2005.
     Interest expense. The Company recorded interest expense of $6.3 million during the quarter ended September 29, 2006, which was an increase of $2.1 million, from the quarter ended September 30, 2005. The increase was due to the interest associated with the senior notes issued in connection with the Hay Hall acquisition.
     Provision for income taxes. The provision for income taxes was $2.4 million, or 37.6%, of income before taxes, for the quarter ended September 29, 2006, versus a provision of $0.4 million, or 33.6%, of income before taxes, for the quarter ended September 30, 2005. The 2005 provision as a percent of income before taxes was lower than that of 2006 primarily due to the Company’s overall estimated effective tax rate for all of 2005 is higher than the rate recorded in the first half of 2005 and therefore the third quarter rate was driven down to get the year to date effective rate at the estimated full year rate.
Year to Date Ended September 29, 2006 Compared with Year to Date Ended September 30, 2005
     Net sales. Net sales increased $74.0 million, or 27.1%, from $273.5 million, for the year to date period ended September 30, 2005 to $347.5 million for the year to date period ended September 29, 2006. Net sales increased primarily due to the inclusion of Hay Hall and Bear Linear in the results of the year to date period ended September 29, 2006. Hay Hall’s net sales for the period from February 10 through September 29, 2006 were $46.6 million and Bear Linear’s sales for the period from May 18 through September 29, 2006 were $2.0 million. The remaining net increase was due to price increases, improving economic conditions at our customers in the steel, power generation and petro-chemical industries and increased sales to turf and garden OEM customers.
     Gross profit. Gross profit increased $28.0 million, or 42.0%, from $66.6 million (24.4% of net sales), in the year to date period ended September 30, 2005 to $94.6 million (27.2% of net sales) in the same period of 2006. The increase includes $9.0 million from Hay Hall for the period from February 10 through September 29, 2006 and $0.5 million from Bear Linear. Excluding Hay Hall and Bear Linear, gross profit increased approximately $18.5 million, or 27.8%, and gross profit as a percent of sales increased to 28.5%.

The remaining increase in gross profit is attributable to price increases during the first quarter of 2006 and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.4 million, or 24.9%, from $46.0 million in the year to date period ended September 30, 2005 to $57.4 million in the year to date period ended September 29, 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall and Bear Linear in 2006, which contributed $7.4 million and $0.4 million, respectively, to the increase, $0.6 million in additional intangible asset amortization associated with the Hay Hall acquisition, $1.0 million transaction fee paid to Genstar for advisory services provided in connection with the Hay Hall acquisition and increased salaries and selling expenses associated with the higher sales in 2006. Excluding Hay Hall and the transaction fee paid to Genstar, selling, general and administrative expenses, as a percentage of net sales, decreased from 16.8% in the year to date period ended September 30, 2005 to 16.3% in the year to date period ended September 29, 2006, primarily due to operating efficiencies and cost savings measures that were put into place during the second half of 2005.
     Research and development expenses. Research and development expenses were consistent for both periods.
     EBITDA. To reconcile net income to EBITDA for the year to date period ended September 29, 2006, we added back to net income $7.0 million provision of income taxes, $17.6 million of interest expense and $10.3 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended September 30, 2005, the Company added back to net income $1.7 million provision for income taxes, $12.8 million of interest expense and $8.5 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $46.9 million for the year to date period ended September 29, 2006 and $25.6 million for the year to date period ended September 30, 2005. The increase is due to the inclusion of Hay Hall which contributed $2.3 million, price increases initiated at the beginning of 2006, the $3.8 million gain on other post-retirement benefit plan curtailment and from the benefit of manufacturing and operating efficiencies and cost savings measures implemented during the second half of 2005. The increase was partially offset by the $1.0 million transaction fee paid to Genstar for advisory services provided in connection with the Hay Hall acquisition.
     Interest expense. The Company recorded net interest expense of $17.6 million during the year to date period ended September 29, 2006, which was an increase of $4.8 million, from the year to date period ended September 30, 2005. The increase was primarily due to the interest associated with the senior notes issued in connection with the Hay Hall acquisition, which amounted to $4.7 million.
     Provision for income taxes. The provision for income taxes was $7.0 million, or 37.1%, of income before taxes, for the year to date period ended September 29, 2006, versus a provision of $1.7 million, or 38.5%, of income before taxes, for the year to date period ended September 30, 2005. The 2006 provision as a percent of income before taxes was lower than that of 2005 primarily due to the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates.
Liquidity and Capital Resources
     Cash and cash equivalents totaled $5.8 million at September 29, 2006 compared to $10.1 million at December 31, 2005. Net cash provided by operating activities for the year to date period ended September 29, 2006 resulted mainly from cash provided by net income of $12.0 million and the add-back of non-cash depreciation, amortization and deferred financing costs of $11.7 million, deferred taxes of $1.5 million and non-cash amortization of $2.3 million for inventory step-ups recorded as part of the Hay Hall acquisition offset by a non-cash gain on curtailment of post-retirement benefit plan of $3.8 million, a net decrease in operating liabilities of $8.4 million, and by cash used from a net increase in operating assets of $3.7 million.
     Net cash used in investing activities of $60.4 million for the year to date period ended September 29, 2006 resulted from $50.7 million used in the purchase of Hay Hall, $3.6 million used in the purchase of Bear Linear and $6.1 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.
     Net cash provided by financing activities of $42.9 million for the year to date period ended September 29, 2006 consisted primarily of the proceeds of $57.6 million from the issuance of the senior notes in connection with the Hay Hall acquisition and the $2.5 million in proceeds from a mortgage on our German manufacturing building, offset by payments of expenses, primarily debt principal and interest, of $14.6 million on behalf of our parent and payment of debt issuance costs of $2.5 million.
     Net cash flow used in operating activities, in the year to date period ended September 30, 2005 resulted mainly from cash provided by net income of $2.7 million and the add-back of non-cash depreciation, amortization and deferred financing costs of $9.6 million, by cash provided by a net decrease of $4.5 million in accounts receivable and inventory, and non-cash amortization of $1.7 million for inventory step-ups recorded as part of the Colfax acquisition offset by a net decrease in operating liabilities of $2.3 million.
     Net cash used in investing activities of $4.0 million for the year to date period ended September 30, 2005 resulted from $3.4 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure and from the $0.7 million final payment related to the acquisition of Kilian offset by $0.1 million in proceeds from the sale of certain fixed assets.
     Net cash used in financing activities of $1.8 million for the year to date period ended September 30, 2005 resulted from payment made on behalf of our parent and payments made on our capital leases.
Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. The Company expects that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     The Company incurred substantial indebtedness in connection with the PTH Acquisition from Colfax. In addition, in connection with our acquisition of Hay Hall in February 2006, the Company issued £33.0 million of 11.25% senior notes. Based on an exchange rate of 1.7462 US Dollars to UK pounds sterling, the proceeds from these notes were approximately $57.6 million. The notes are unsecured and are due in 2013. Interest on the notes is payable in UK pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006. As of September 29, 2006, taking into account these transactions, the Company had approximately $227.3 million of total indebtedness outstanding (including capital leases and mortgages) which on a pro forma basis, results in approximately $23.4 million in annual interest expense.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of September 29, 2006 there were no outstanding borrowings and $2.4 million of outstanding letters of credit under our senior revolving credit facility.
          The Company made capital expenditures of approximately $6.1 million and $3.4 million in the year to date periods ended September 29, 2006 and September 30, 2005, respectively. These capital expenditures will support on-going business needs.
     The Company has cash funding requirements associated with our pension plan which are estimated to be $0.6 million during the remainder of 2006, $3.8 million in 2007, $2.6 million in 2008 and $1.9 million thereafter.
     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See “Risk Factors – Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion.
     The Company cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, the Company cannot assure you that the Company will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time the Company are seeking funds. See “Risk Factors—Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

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
Item 4. Controls and Procedures
     (a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 29, 2006.
     (b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 29, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated May 18, 2006 among Warner Electric LLC, Bear Linear and the guarantors listed therein.

3.1 (1)	Certificate of Incorporation of Altra Industrial Motion, Inc.

3.2 (1)	By-laws of Altra Industrial Motion, Inc.

4.1 (1)	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee

4.2 (1)	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.1)

4.3 (2)	Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent

4.4 (2)	Form of 11 1/4% Senior Notes due 2013

4.5 (2)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and Jefferies International Limited, as initial purchasers

4.6 (3)	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.7 (2)	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.8 (3)	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.9 (3)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No.333-124944) filed with the Securities and Exchange Commission on May 16, 2005

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on February 14, 2006

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 333-124944) filed with the Securities and Exchange Commission on May 15, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.
November 13, 2006	By:	/s/ Michael L. Hurt
		Name:	Michael L. Hurt
		Title:	Chief Executive Officer

November 13, 2006	By:	/s/ David Wall
		Name:	David Wall
		Title:	Chief Financial Officer