Form 10-K
period 2006-12-31
Altra Industrial Motion, Inc.
filed 2007-03-19
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐       No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2006 was zero (there is no market for the common equity of the Registrant).
As of March 1, 2007, there were 1,000 shares of Common Stock, $.001 par value per share, outstanding.
The registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS
     We make “forward-looking statements” throughout this Form 10-K. Whenever you read a statement that is not solely a statement of historical fact, such as when we state that we “believe,” “expect,” “anticipate” or “plan” that an event will occur and other similar statements, you should understand that our expectations may not be correct, although we believe they are reasonable, and that our plans may change. We do not guarantee that the transactions and events described in this Form 10-K will happen as described or that any positive trends noted in this Form 10-K will continue. The forward-looking information contained in this Form 10-K is generally located under the headings, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for, and potential results of, future operations and are based upon management’s current plans and beliefs or current estimates of future results or trends.
     Forward-looking statements regarding management’s present plans or expectations for new product offerings, capital expenditures, increasing sales, cost-saving strategies and growth involve risks and uncertainties relative to among other things, return expectations, allocation of resources and changing economic or competitive conditions, and as a result, actual results could differ from present plans or expectations and such differences could be material. Similarly, forward-looking statements regarding management’s present expectations for operating results and cash flow involve risks and uncertainties relative to these and other factors, such as the ability to increase revenues and/or to achieve cost reductions, and other factors discussed under “Risk Factors” or elsewhere in this Form 10-K, which also would cause actual results to differ from present plans or expectations. Such differences could be material.

Item 1. Business
Our Company
     We are a leading global designer, producer and marketer of a wide range of mechanical power transmissions, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2006, we had net sales of $462.3 million, net income of $10.4 million and EBITDA of $53.8 million. For a discussion of how we calculate and utilize EBITDA and limitations on its usefulness as a measure of our performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
     We market our products under well recognized and established brand names, including Warner Electric, Boston Gear, Kilian Manufacturing, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd Worm Gear, Warner Linear and Saftek. Most of these brands have been in existence for over 50 years.
     Our products are either incorporated into products sold by original equipment manufacturers, or OEMs, sold directly to end users or sold through industrial distributors. We sell our products in over 70 countries to over 700 direct OEM customers and over 3,000 distributor outlets through our global sales and marketing network.
     We file reports and other documents with the Securities and Exchange Commission. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC’s internet site at http://www.sec.gov.
     Our internet address is www.altramotion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K.
Our Industry
     Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $33.3 billion in 2006. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $16.7 billion market in the United States in 2006.
     The global MPT market is highly fragmented, with over 1,000 small manufacturers. While smaller companies tend to focus on regional niche markets with narrow product lines, larger companies that each generate annual sales over $100 million offer a much broader range of products and have global capabilities. The industry’s customer base is broadly diversified across many sectors of the economy and typically places a premium on factors such as quality, reliability, availability and design and application engineering support. We believe the most successful industry participants are those that leverage their distribution network, their products’ reputations for quality and reliability and their service and technical support capabilities to maintain attractive margins on products and gain market share.
Our Strengths
     Leading Market Shares and Brand Names. We believe that we hold the number one or number two market position in key products across several of our core platforms. For example, under a report published by the Global Industry Analysts, Inc. in February 2005, we are one of the leading manufacturers of industrial clutches and brakes in the world. Our brands, most of which have been in existence for more than 50 years, are widely known in the MPT product markets. We believe over 50% of our sales are generated from products where, according to the most recently published Motion Systems Design magazine survey, our brands on a consolidated basis have the number one or number two brand recognition in the markets we serve.
     Large Installed Base and Diversified OEM Customers Supporting Aftermarket Sales. With a history dating back to 1877 with the formation of Boston Gear, we believe we benefit from one of the largest installed customers bases in the industry. Given the moving, wearing nature of our products, which require regular replacement, our large installed base of products with a diversified group of end user customers, generates significant aftermarket replacement demand which creates a recurring revenue stream. Many of our products serve critical functions, where the cost of product failure would substantially exceed any potential cost reduction benefits from using cheaper, less proven parts. This end user preference and consistently recurring replacement demand in turn help to stabilize our revenue base from the cyclical nature of the broader economy. For the year ended December 31, 2006 we estimate that approximately 43% of our revenues were derived from aftermarket sales.
     Diversified End-Markets. Our revenue base has balanced exposure across a diverse mix of end user industries, including energy, general industrial, material handling, mining, transportation and turf and garden, which helps mitigate the impact of business and economic cycles. No single industry represented more than 9% of our total sales, in 2006. In addition, for the year ended December 31, 2006, approximately 30% of our sales were from outside North America. Our geographic diversification is further enhanced because some of our products sold into the North American market are ultimately exported into international markets as part of the final product sold by the customer.
     Strong Relationship with Distributors and OEMs. We have over 700 direct OEM customers and enjoy established, long-term relationships with the leading MPT industrial distributors, critical factors that contribute to our high base of recurring aftermarket revenues. We sell our products through more than 3,000 distributor outlets worldwide. We believe our scale, end user preference and expansive product line make our product portfolio attractive to both large and multi-branch distributors, as well as regional and independent distributors in our industry.
     Experienced, High-Caliber Management Team. We are led by a highly experienced management team with over 425 years of cumulative industrial business experience and an average of 14 years with our companies. Our Chairman and CEO, Michael Hurt, has over 40 years of experience in the MPT industry, while our President and COO Carl Christenson has over 26 years of experience. Our management team has established a proven track record of execution, successfully completing and integrating major strategic acquisitions and delivering significant growth and profitability.
     The Altra Business System(“ABS”). We benefit from an established culture of lean management emphasizing quality, delivery and cost through ABS. ABS is at the core of our performance-driven culture and drives both our strategic development and operational improvements. We estimate that in the period from January 1, 2005 through December 31, 2006, ABS has enabled us to achieve savings of over $5 million through various initiatives, including: (a) set-up time reduction and productivity improvement, (b) finished goods inventory reduction, (c) improved quality and reduction of internal scrap, (d) on-time delivery improvement, (e) utilizing value stream mapping to minimize work in process inventory and increase productivity and (f) headcount reductions. We believe these initiatives will continue to provide us with recurring annual savings. We intend to continue to aggressively implement operational excellence initiatives by utilizing ABS tools throughout our company.
     Proven Product Development Capabilities. Our extensive application engineering know-how drives both new and repeat sales. Our broad portfolio of products, knowledge and expertise across various MPT applications allows us to provide our customers customized solutions to meet their specific needs. We are highly focused on developing new products in response to customer requirements. We employ approximately 170 non-manufacturing engineers involved with product development, research and development, test and technical customer support. Recent new product development examples include the Foot/ Deck Mount Kopper Kool Brake which was designed for very high heat dissipation in extremely rugged tensioning applications such as drawworks for oil and gas wells and anchoring systems for on-shore and off-shore drilling platforms.
Our Business Strategy
     We intend to continue to increase our sales through organic growth, expand our geographic reach and product offering through strategic acquisitions and improve our profitability through cost reduction initiatives. We seek to achieve these objectives through the following strategies:
•	Leverage Our Sales and Distribution Network. We intend to continue to leverage our relationships with our distributors to gain shelf space, further integrate our recently acquired brands with our core brands and sell new products. We seek to capitalize on customer brand preference for our products to generate pull-through aftermarket demand from our distribution channel. We believe this strategy also allows our distributors to achieve high profit margins, further enhancing our preferred positions with them.

•	Focus our Strategic Marketing on New Growth Opportunities. We intend to expand our emphasis on strategic marketing to focus on new growth opportunities in key end-user markets. Through a systematic process that leverages our core brands and products, we seek to identify attractive markets and product niches, collect customer and market data, identify market drivers, tailor product and service solutions to specific market and customer requirements and deploy resources to gain market share and drive future sales growth.

•	Accelerate New Product and Technology Development. We are highly focused on developing new products across our business in response to customer needs in various markets.

We expect new products developed by us during the past three years to generate approximately $60 million in revenues in 2007.

•	Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market. We intend to leverage our established sales offices in China, Taiwan and Singapore, as well as add representation in Japan and South Korea. We also intend to expand our manufacturing presence in Asia beyond our current plant in Shenzhen, China, to increase sales in the high-growth Asia-Pacific region. This region also offers opportunities for low-cost country sourcing of materials. During 2006, we sourced approximately 17% of our purchases from low-cost countries, resulting in average cost reductions of over 45% for these products. Within the next five year, we intend to utilize our sourcing office in Shanghai to significantly increase our current level of low-cost country sourced purchases. We may also consider opportunities to outsource some of our production from North American and Western European locations to Asia.

•	Continue to Improve Operational and Manufacturing Efficiencies through ABS. We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, continued implementation of lean manufacturing techniques and strategic pricing initiatives. Our operating plan, based on manufacturing centers of excellence, provides additional opportunities to reduce costs by sharing best practices across geographies and business lines and by consolidating purchasing processes. We have implemented these principles with our recent acquisitions of Hay Hall Holdings Limited, or Hay Hall and Bear Linear LLC, or Warner Linear, and intend to apply such principles to future acquisitions. We have been operating Bear Linear as a division under the name Warner Linear.

•	Pursue Strategic Acquisitions that Complement our Strong Platform. Management believes that there may be a number of attractive potential acquisition candidates in the future, in part due to the fragmented nature of the industry. We plan to continue our disciplined pursuit of strategic acquisitions to accelerate our growth, enhance our industry leadership and create value. On February 17, 2007, our parent company, Altra Holdings, Inc., or Altra Holdings, entered into an agreement and plan of merger to acquire all of the issued and outstanding shares of capital stock of TB Wood’s Corporation, or TB Wood’s. With our extensive MPT and motion control products, our strong customer and distributor relationships and our know-how in implementing lean enterprise initiatives through ABS, we have an ideal platform for acquiring and successfully integrating related businesses, as evidenced through our acquisition and integration of Hay Hall and Bear Linear. Altra Holdings intends to cause TB Wood’s, to become our wholly-owned subsidiary. We expect to finance the acquisition, in part, through the tack-on offering of our 9% senior secured notes due 2011, or the 9% senior secured notes, borrowings under our senior revolving credit facility and cash on hand. The transaction is expected to close in April 2007.
Products
     We produce and market a wide variety of MPT products. Our product portfolio includes industrial clutches and brakes, open and enclosed gearing, couplings, engineered bearing assemblies and other related power transmission components which are sold across a wide variety of industries. Our products benefit from our industry leading brand names including Warner Electric, Boston Gear, Kilian Manufacturing, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd Worm Gear, Warner Linear and Saftek. Our products serve a wide variety of end markets including aerospace, energy, food processing, general industrial, material handling, mining, petrochemical, transportation and turf and garden. We primarily sell our products to OEMs and through long-standing relationships with the industry’s leading industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.
     Our products, principal brands and markets and sample applications are set forth below:

Products	Principal Brands	Principal Markets	Sample Applications
Clutches and Brakes	Warner Electric, Wichita Clutch, Formsprag Clutch, Stieber Clutch, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Marland Clutch	Aerospace, energy, material handling, metals, turf and garden, mining	Elevators, forklifts, lawn mowers, oil well drawworks, punch presses, conveyors

Gearing	Boston Gear, Nuttall Gear, Delroyd Worm Gear,	Food processing, material handling, metals, transportation	Conveyors, ethanol mixers, packaging machinery, rail car wheel drives

Products	Principal Brands	Principal Markets	Sample Applications
Engineered Couplings	Ameridrives, Bibby Transmissions	Energy, metals, plastics	Extruders, turbines, steel strip mills

Engineered Bearing Assemblies	Kilian Manufacturing	Aerospace, material handling, transportation	Cargo rollers, steering columns, conveyors

Power Transmission Components	Warner Electric, Boston Gear, Huco Dynatork, Warner Linear, Matrix International, Saftek	Material handling, metals, turf and garden	Conveyors, lawn mowers, machine tools
     Clutches and Brakes. Clutches are devices which use mechanical, magnetic, hydraulic, pneumatic, or friction type connections used to facilitate engaging or disengaging two rotating members. Brakes are combinations of interacting parts that work to slow or stop machinery. We manufacture a variety of clutches and brakes in three main product categories: electromagnetic, overrunning and heavy duty. Our core clutch and brake manufacturing facilities are located in Indiana, Illinois, Michigan, Texas, the United Kingdom, Germany, France and China.
•	Electromagnetic Clutches and Brakes. Our industrial products include clutches and brakes with specially designed controls for material handling, forklift, elevator, medical mobility, mobile off-highway, baggage handling and plant productivity applications. We also offer a line of clutch and brake products for walk-behind mowers, residential lawn tractors and commercial mowers. While industrial applications are predominant, we also manufacture several vehicular niche applications including on-road refrigeration compressor clutches and agricultural equipment clutches. We market our electromagnetic products under the Warner Electric, Inertia Dynamics and Matrix brand names.

•	Overrunning Clutches. Specific product lines include the Formsprag and Stieber indexing and backstopping clutches. Primary industrial applications include conveyors, gear reducers, hoists and cranes, mining machinery, machine tools, paper machinery, packaging machinery, pumping equipment and other specialty machinery. We market and sell these products under the Formsprag, Marland and Stieber brand names.

•	Heavy Duty Clutches and Brakes. Our heavy duty clutch and brake product lines serve various markets including metal forming, off-shore and land-based oil and gas drilling platforms, mining material handling, marine applications and various off-highway and construction equipment segments. Our line of heavy duty pneumatic, hydraulic and caliper clutches and brakes are marketed under the Wichita Clutch and Twiflex brand names.
     Gearing. Gears reduce the output speed and increase the torque of an electric motor or engine to the level required to drive a particular piece of equipment. These products are used in various industrial, material handling, mixing, transportation and food processing applications. Specific product lines include vertical and horizontal gear drives, speed reducers and increasers, high-speed compressor drives, enclosed custom gear drives, various enclosed gear drive configurations and open gearing products such as spur, helical, worm and miter/bevel gears. We design and manufacture a broad range of gearing products under the Boston Gear, Nuttall Gear and Delroyd Worm Gear brand names. We manufacture our gearing products at our facilities in New York and North Carolina and sell to a variety of end markets.
     Engineered Couplings. Couplings are the interface between two shafts, which enable power to be transmitted from one shaft to the other. Because shafts are often misaligned, we designed our couplings with a measure of flexibility that accommodates various degrees of misalignment. Our coupling product line includes gear couplings, high-speed disc and diaphragm couplings, grid couplings, universal joints and spindles. Our coupling products are used in the power generation, steel and custom machinery industries. We manufacture a broad range of coupling products under the Ameridrives and Bibby brand names. Our engineered couplings are manufactured in our facilities in Pennsylvania and the United Kingdom.
     Engineered Bearing Assemblies. Bearings are components that support, guide and reduce friction of motion between fixed and moving machine parts. Our engineered bearing assembly product line includes ball bearings, roller bearings, thrust bearings, track rollers, stainless steel bearings, polymer assemblies, housed units and custom assemblies. We manufacture a broad range of engineered bearing products under the Kilian brand name. We sell bearing products to a wide range of end markets, including the general industrial and automotive markets, with a particularly strong OEM customer focus. We manufacture our bearing products at our facilities in New York and Canada.
     Power Transmission Components. Power transmission components are used in a number of industries to generate, transfer or control motion from a power source to an application requiring rotary or linear motion. Power transmission products are applicable in most industrial markets, including, but not limited to metals processing, turf and garden and material handling applications. Specific product lines include linear actuators, miniature and small precision couplings, air motors, friction materials and other various items. We manufacture or market a broad array of power transmission components under several businesses including Warner Linear, Huco Dynatork, Saftek, Boston Gear, Warner Electric and Matrix. Our core power transmission component manufacturing facilities are located in Illinois, North Carolina, the United Kingdom and China.
•	Warner Linear. Warner Linear is a designer and manufacturer of rugged service electromechanical linear actuators for off-highway vehicles, agriculture, turf care, special vehicles, medical equipment, industrial and marine applications.

•	Huco Dynatork. Huco Dynatork is a leading manufacturer and supplier of a complete range of precision couplings, universal joints, rod ends and linkages.

•	Saftek. Saftek manufactures a broad range of high quality non-asbestos friction materials for industrial, marine, construction, agricultural and vintage and classic cars and motorcycles.

•	Other Accessories. Our Boston Gear, Warner Electric and Matrix businesses make or market several other accessories such as sensors, sleeve bearings, AC/ DC motors, adjustable speed drives, shaft accessories, face tooth couplings and fluid power components that are used in numerous end markets.
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
     Our continued investment in new product development is intended to help drive customer growth as we address key customer needs. Research and developmentexpenses were $4.9 million, $4.7 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Sales and Marketing
     We sell our products in over 70 countries to over 700 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 101 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.
     We employ an integrated sales and marketing strategy concentrated on both key industries and individual product lines. We believe this dual vertical market and horizontal product approach distinguishes us in the marketplace allowing us to quickly identify trends and customer growth opportunities and deploy resources accordingly. Within our key industries, we market to OEMs, encouraging them to incorporate our products into their equipment designs, to distributors and to end users, helping to foster brand preference. With this strategy, we are able to leverage our industry experience and product breadth to sell MPT and motion control solutions for a host of industrial applications.
Distribution
     Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2006, 70% of our net sales were derived from customers in North America, 22% from customers in Europe and 8% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets. Refer to notes 13 and 16 of our audited financial statements included elsewhere in this Form 10-K for additional information on sales and assets by geographic location.
     Rather than serving as passive conduits for delivery of product, our industrial distributors are active participants in influencing product purchasing decisions in the MPT industry. In addition, distributors play a critical role through stocking inventory of our products, which affects the accessibility of our products to aftermarket buyers. It is for this reason that distributor partner relationships are so critical to the success of the business. We enjoy strong established relationships with the leading distributors as well as a broad, diversified base of specialty and regional distributors.
Competition
     We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and couplings, and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing, L.P., Regal Beloit Corporation and Baldor Electric Company. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacture our products.
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
Intellectual Property
     We rely on a combination of patents, trademarks, copyright and trade secret laws in the United States and other jurisdictions, as well as employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the MPT industry. With the exception of Boston Gear and Warner Electric, we do not believe any single patent, trademark or trade name is material to our business as a whole. Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us and, if applied for, may not be issued. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize technologies or products which are substantially similar to ours.
     With respect to proprietary know-how, we rely on trade secret laws in the United States and other jurisdictions and on confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.
     Some of our registered and unregistered trademarks include: Warner Electric, Boston Gear, Kilian Manufacturing, Nuttall Gear, Ameridrives, Wichita Clutch, Formsprag Clutch, Bibby Transmissions, Stieber, Matrix International, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Marland Clutch, Delroyd Worm Gear, Warner Linear and Saftek.
Backlog
     Our backlog of unshipped orders was $128.2 million at December 31, 2006 and $102.0 million at December 31, 2005, an increase of $26.2 million. The increase in backlog was primarily due to the acquisition of Hay Hall, which accounted for approximately $16.7 million of the increase.
Employees
     As of December 31, 2006, we had approximately 2,500 full-time employees, of whom approximately 57% were located in North America, 28% in Europe, and 14% in Asia. Approximately 21% of our full-time factory North American employees are represented by labor unions. In addition, approximately 60% of our employees in our facility in Scotland are represented by a labor union. The four U.S. collective bargaining agreements to which we are a party will expire on August 10, 2007, September 19, 2007, June 2, 2008 and February 1, 2009, while our agreement in Scotland expires on March 31, 2007. We are currently in negotiations with the union in Scotland. We do not expect the negotiations to have a material adverse effect on operations. Two of the four U.S. collective bargaining agreements contain provisions for additional, potentially significant lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing. See “Risk Factors” We may be subjected to work stoppages at our facilities or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business.”
     The remainder of our European facilities have employees who are generally represented by local and national social works councils which are common in Europe. Social works councils meet with employer industry associations every two to three years to discuss employee wages and working conditions. Our facilities in France and Germany often participate in such discussions and adhere to any agreements reached.
Suppliers and Raw Materials
     We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources of raw materials are based in both the United States and other countries and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or result of operations. Our principal raw materials are steel, castings and copper. We generally purchase our materials on the open market, where certain commodities such as steel and copper have increased in price significantly in recent years. We have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity suppliers.
Regulation
     We are subject to a variety of government laws and regulations that apply to companies engaged in international operations. These include compliance with the Foreign Corrupt Practices Act, U.S. Department of Commerce export controls, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings). We maintain controls and procedures to comply with laws and regulations associated with our international operations. In the event we are unable to remain compliant with such laws and regulations, our business may be adversely affected.
Environmental and Health and Safety Matters
     We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws and requirements and that any non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and requirements have not been material.
     Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are potentially responsible party in connection with any sites we currently or formerly owned or operated or for liability at any off-site waste disposal facility.
     However, there is contamination at some of our current facilities, primarily related to historical operations at those sites, for which we could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations and our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while we attempt to evaluate the risk of liability at the time we acquire them, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.
     We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who we have hired, we do not expect such costs and liabilities to have a material adverse effect on our business, operations or earnings. We cannot assure you, however, that these third parties will in fact satisfy their indemnification obligations. If third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.
Executive Officers of Registrant
The following sets forth certain information with regard to our executive officers as of March 15, 2007 (ages are as of December 31, 2006):
     Michael L. Hurt, P.E.(age 61 ) has been our Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital, L.P. and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.
     Carl R. Christenson (age 47) has been our President and Chief Operating Officer since January 2005. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and a M.B.A. from Rensselaer Polytechnic.

     David A. Wall (age 49) has been our Chief Financial Officer since January 2005. From 2000 to 2004, Mr. Wall was the Chief Financial Officer of Berman Industries, a manufacturer and distributor of portable lighting products. From 1994 to 2000, Mr. Wall was the Chief Financial Officer of DoALL Company, a manufacturer and distributor of machine tools and industrial supplies. Mr. Wall is a Certified Public Accountant and holds a B.S. degree in Accounting from the University of Illinois and a M.B.A. in Finance from the University of Chicago.
     Gerald Ferris (age 57) has been our Vice President of Global Sales since November 2004 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.
     Timothy McGowan (age 50) has been our Vice President of Human Resources since November 2004 and held the same position with our Predecessor since June 2003. Prior to joining us, from 1994 to 1998 and again from 1999 to 2003 Mr. McGowan was Vice President, Human Resources for Bird Machine, part of Baker Hughes, Inc., an oil equipment manufacturing company. Before his tenure with Bird Machine, Mr. McGowan spent many years with Raytheon in various Human Resources positions. Mr. McGowan holds a B.A. degree in English from St. Francis College in Maine.
     Edward L. Novotny (age 55) has been our Vice President and General Manager of Boston Gear, Overrunning Clutch, Huco since November 2004 and held the same position with our Predecessor since May 2001. Prior to joining our Predecessor in 1999, Mr. Novotny served in a plant management role and then as the Director of Manufacturing for Stabilus Corporation, an automotive supplier, since October 1990. Prior to Stabilus, Mr. Novotny held various plant management and production control positions with Masco Industries and Rockwell International. Mr. Novotny holds a B.S. degree in Business Administration from Youngstown State University.
     Craig Schuele (age 43) has been our Vice President of Marketing and Business Development since November 2004 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.
Item 1A. Risk Factors
We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.
     We operate in highly fragmented and very competitive markets in the MPT industry. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and couplings, and some of our competitors are larger than us and have greater financial and other resources. With respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations, including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range, and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. In the future we may not have sufficient resources to continue to make such investments and may not be able to maintain our competitive position within each of the markets we serve. We may have to adjust the prices of some of our products to stay competitive.
     Additionally, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. If we are not selected to become one of these preferred providers, we may lose market share in some of the markets in which we compete.

     There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost effective outside suppliers to source components or manufacture our products. If we are unable to generate sufficient cost savings in the future to offset price reductions, then our gross margin could be materially adversely affected.
Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance.
     Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. Some of the markets we serve are highly cyclical, such as the metals, mining, industrial equipment and energy markets. In addition, these markets may experience cyclical downturns. The present uncertain economic environment may result in significant quarter-to-quarter variability in our performance. Any sustained weakness in demand or continued downturn or uncertainty in the economy generally would further reduce our sales and profitability.
We rely on independent distributors and the loss of these distributors could adversely affect our business.
     In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2006, approximately 36% of our net sales were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 8% of our net sales for the year ended December 31, 2006. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.
We must continue to invest in new technologies and manufacturing techniques; however, our ability to develop or adapt to changing technology and manufacturing techniques is uncertain and our failure to do so could place us at a competitive disadvantage.
     The successful implementation of our business strategy requires us to continuously invest in new technologies and manufacturing techniques to evolve our existing products and introduce new products to meet our customers’ needs in the industries we serve and want to serve. For example, motion control products offer more precise positioning and control compared to industrial clutches and brakes. If manufacturing processes are developed to make motion control products more price competitive and less complicated to operate, our customers may decrease their purchases of MPT products.
     Our products are characterized by performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to invest in improvements to our technology and manufacturing techniques to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:
•	product quality and availability;

•	price competitiveness;

•	technical expertise and development capability;

•	reliability and timeliness of delivery;

•	product design capability;

•	manufacturing expertise; and

•	sales support and customer service.
     Our success depends on our ability to invest in new technologies and manufacturing techniques to continue to meet our customers’ changing demands with respect to the above factors. We may not be able to make required capital expenditures and, even if we do so, we may be unsuccessful in addressing technological advances or introducing new products necessary to remain competitive within our markets. Furthermore, our own technological developments may not be able to produce a sustainable competitive advantage.
Our operations are subject to international risks that could affect our operating results.
     Our net sales outside North America represented approximately 30% of our total net sales for the year ended December 31, 2006. In addition, we sell products to domestic customers for use in their products sold overseas. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:
•	fluctuations in currency exchange rates;

•	exchange rate controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	interest rates;

•	unexpected changes in regulatory requirements;

•	changes in foreign intellectual property law;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in various jurisdictions;

•	potential political instability and the actions of foreign governments; and

•	restrictions on our ability to repatriate dividends from our subsidiaries.
     As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could materially adversely affect our international operations and, consequently, our operating results.

Our operations depend on production facilities throughout the world, many of which are located outside the United States and are subject to increased risks of disrupted production causing delays in shipments and loss of customers and revenue.
     We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Canada, China, France, Germany, and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences.
Material weaknesses in our internal controls over financial reporting have been identified which could result in a decrease in the value of your investment.
          In connection with their audit of our 2006 consolidated financial statements, our independent auditors expressed concerns that as of the date of their opinion, certain plant locations had encountered difficulty closing their books in a timely and accurate manner. The outside auditors informed senior management and the Audit Committee of the Board of Directors that they believe this is a material weakness in internal controls. We have actively taken steps to address this material weakness. These steps include standardizing the financial close process, providing greater corporate oversight and review as well as implementing other internal control procedures as part of our on-going Sarbanes-Oxley compliance program. We believe that with the addition of these steps we should be able to deliver financial information in a timely and accurate manner.
     However, we cannot assure you that our efforts to correct this identified material weakness will be successful or that we will not have other weaknesses in the future. If we fail to correct the existing material weaknesses or have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not accurately state our financial condition or results of operations. Either of those events could have an adverse effect on your investment.
If we are unable to complete our assessment as to the adequacy of our internal controls over financial reporting as of December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if material weaknesses are identified and reported, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your investment and make it more difficult for us to raise capital in the future.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or SEC, adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on the company’s internal controls over financial reporting, including management’s assessment of the effectiveness of the company’s internal controls over financial reporting as of the company’s fiscal year end. In addition, the accounting firm auditing a public company’s financial statements must also attest to, and report on, management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. While we will expend significant resources in developing the necessary documentation and testing procedures, fiscal 2007 will be the first year for which we must complete the assessment and undergo the attestation process required by Section 404 and there is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our internal controls are not designed or operating effectively as required by Section 404, our independent auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. It is possible that material weaknesses in our internal controls could be found. If we are unable to remediate any material weaknesses by December 31, 2007, our independent auditors would be required to issue an adverse opinion on our internal controls. If our independent auditors disclaim an opinion as to the effectiveness of our internal controls or if they render an adverse opinion due to material weaknesses in our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our senior secured and senior notes to decline and make it more difficult for us to raise capital in the future.
We rely on estimated forecasts of our OEM customers’ needs, and inaccuracies in such forecasts could materially adversely affect our business.
     We generally sell our products pursuant to individual purchase orders instead of under long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers’ actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business and we may purchase too much inventory and spend more capital than expected.
The materials used to produce our products are subject to price fluctuations that could increase costs of production and adversely affect our profitability.
     The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. As of the year ended December 31, 2006, approximately 57% of our cost of goods sold consisted of the purchase of raw materials required for our manufacturing processes. From the first quarter of 2004 to the end of 2006, the average price of copper and steel has increased approximately 173% and 42%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially and adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.
We face potential product liability claims relating to products we manufacture or distribute, which could result in our having to expend significant time and expense to defend these claims and to pay material claims or settlement amounts.
     We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently have several product liability claims against us with respect to our products. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments under our debt obligations when due. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.
We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, which could seriously impact our operations and the profitability of our business.
     As of December 31, 2006, we had approximately 2,500 full time employees, of whom approximately 47% were employed abroad. Approximately 300 of our North American employees and 45 of our employees in Scotland are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees.
     Our four U.S. collective bargaining agreements will expire on August 10, 2007, September 19, 2007, June 2, 2008 and February 1, 2009. Our union agreement in Scotland expires on March 31, 2007. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. In addition, two of our four U.S. collective bargaining agreements contain provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing.
     If our unionized workers or those represented by a works council were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our ability to deliver products on a timely basis and could have other negative effects, including decreased productivity and increased labor costs. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected. Many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are used and could cause cancellation of purchase orders with us or otherwise result in reduced revenues from these customers.
Changes in employment laws could increase our costs and may adversely affect our business.
     Various federal, state and international labor laws govern our relationship with employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates paid, leaves of absence, mandated health and other benefits, and citizenship requirements. Significant additional government-imposed increases or new requirements in these areas could materially affect our business, financial condition, operating results or cash flow.
     In the event our employee-related costs rise significantly, we may have to curtail the number of our employees or shut down certain manufacturing facilities. Any such actions would be not only costly but could also materially adversely affect our business.
We depend on the services of key executives, the loss of who could materially harm our business.
     Our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, maintaining and expanding relationships with distributors, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that our senior executives could not easily be replaced with executives of equal experience and capabilities. Although we have entered into employment agreements with certain of our key domestic executives, we cannot prevent our key executives from terminating their employment with us. We do not maintain key person life insurance policies on any of our executives.
If we lose certain of our key sales, marketing or engineering personnel, our business may be adversely affected.

     Our success depends on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. If certain of these key personnel were to terminate their employment with us, we may experience difficulty replacing them, and our business could be harmed.
We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.
     We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws, requirements and permits and that any lapses in compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.
     Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are potentially responsible party in connection with any sites we currently or formerly owned or operated or for liability at any off-site waste disposal facility.
     However, there is contamination at some of our current facilities, primarily related to historical operations at those sites, for which we could be liable for the investigation and remediation under certain environmental laws. The potential for contamination also exists at other of our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations and our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. Currently, other parties with contractual liability are addressing or have plans or obligations to address those contamination conditions that may pose a material risk to human health, safety or the environment. In addition, while we attempt to evaluate the risk of liability at the time we acquire them, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.
     We are being indemnified, or expect to be indemnified by third parties subject to certain caps or limitations on the indemnification, for certain environmental costs and liabilities. Accordingly, based on the indemnification and the experience with similar sites of the environmental consultants who we have hired, we do not expect such costs and liabilities to have a material adverse effect on our business, operations or earnings. We cannot assure you, however, that these third parties will in fact satisfy their indemnification obligations. If third parties become unable to, or otherwise do not, comply with their respective indemnity obligations, or if certain contamination or other liability for which we are obligated is not subject to these indemnities, we could become subject to significant liabilities.
We face additional costs associated with our post-retirement and post-employment obligations to employees which could have an adverse effect on our financial condition.
     As part of the acquisition of Power Transimission Holding LLC which we refer to as the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax, the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, and the Colfax PT Pension Plan, collectively referred to as the Prior Plans. We have established a defined benefit plan, or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spinoff of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $3.4 million) was approximately $22.7 million as of December 31, 2006 while the fair value of plan assets was approximately $11.0 million as of December 31, 2006. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2006, funding requirements were estimated to be $3.6 million in 2007, $2.5 million in 2008 and $1.9 million annually thereafter until 2011. These amounts are based on actuarial assumptions and actual amounts could be materially different.
     Additionally, as part of the PTH Acquisition, we agreed to assume all pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $3.4 million as of December 31, 2006. There are no assets associated with these plans.
     Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $3.5 million as of December 31, 2006.
     For a description of the post-retirement and post-employment costs, see Note 9 to the audited financial statements included elsewhere in this Form 10-K.
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
     We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as on license, non-disclosure, employee and consultant assignment and other agreements and domain names registrations in order to protect our proprietary technology and rights. Applications for protection of our intellectual property rights may not be allowed, and the rights, if granted, may not be maintained. In addition, third parties may infringe or challenge our intellectual property rights. In some cases, we rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. In addition, in the ordinary course of our operations, we pursue potential claims from time to time relating to the protection of certain products and intellectual property rights, including with respect to some of our more profitable products. Such claims could be time consuming, expensive and divert resources. If we are unable to maintain the proprietary nature of our technologies or proprietary protection of our brands, our ability to market or be competitive with respect to some or all of our products may be affected, which could reduce our sales and profitability.
Goodwill comprises a significant portion of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be materially and adversely affected.
     Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and other intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Reduction in net income resulting from the write down or impairment of goodwill would affect our financial results.
Unplanned repairs or equipment outages could interrupt production and reduce income or cash flow.
     Unplanned repairs or equipment outages, including those due to natural disasters, could result in the disruption of our manufacturing processes. Any interruption in our manufacturing processes would interrupt our production of products, reduce our income and cash flow and could result in a material adverse effect on our business and financial condition.
Our operations are highly dependent on information technology infrastructure and failures could significantly affect our business.
     We depend heavily on our information technology, or IT, infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.
Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions.
     We have incurred indebtedness that is substantial relative to our stockholders’ investment. As of December 31, 2006, we had approximately $233.7 million of indebtedness outstanding and $27.1 million available under lines of credit. We expect to incur additional indebtendness in connection with our acquisition of TB Wood’s. Our indebtedness has important consequences; for example, it could:
•	make it more challenging for us to obtain additional financing to fund our business strategy and acquisitions, debt service requirements, capital expenditures and working capital;

•	increase our vulnerability to interest rate changes and general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of our cash flow to finance acquisitions and to fund working capital, capital expenditures, research and development efforts and other general corporate activities;

•	make it difficult for us to fulfill our obligations under our credit and other debt agreements;

•	limit our flexibility in planning for, or reacting to, changes in our business and our markets; and

•	place us at a competitive disadvantage relative to our competitors that have less debt.
          Substantially all of our assets have been pledged as collateral against any outstanding borrowings under the credit agreement governing our senior revolving credit facility, or the Credit Agreement and our 9% senior secured notes. In addition, our senior revolving credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default under our senior revolving credit facility occurs, then the lenders could declare all amounts outstanding under the senior revolving credit facility, together with accrued interest, to be immediately due and payable. In addition, our senior revolving credit facility and the indentures governing our 9% senior secured notes and our 11 1 / 4 % senior notes due 2013, or the 11 1/4% senior notes, have cross-default provisions such that a default under any one would constitute an event of default in any of the others.
We are subject to tax laws and regulations in many jurisdictions and the inability to successfully defend claims from taxing authorities related to our current or acquired businesses could adversely affect our operating results and financial position.
     We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.
Genstar Capital Partners III, L.P. and Stargen III, L.P. (together, the Genstar Funds) have significant influence and may have conflicts of interest with our other stockholders in the future.
The Genstar Funds beneficially own 30.6% of the common stock of our parent company, Altra Holdings. The Genstar Funds have significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales and other significant corporate transactions. We cannot assure you that the interests of the Genstar Funds will coincide with your interests.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
     In addition to our leased headquarters in Quincy, Massachusetts, we maintain 22 production facilities, nine of which are located in the United States, two in Canada, ten in Europe and one in China. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2006, indicating the location, principal use and whether the facilities are owned or leased.

Location	Brand	Major Products	Sq. Feet	Owned/Leased	Lease Expiration
Altra
United States
South Beloit, Illinois	Warner Electric	Electromagnetic Clutches & Brakes	104,228	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes	76,200	Owned	N/A
Warren, Michigan	Formsprag	Overrunning Clutches	79,000	Owned	N/A
Syracuse, New York	Kilian Manufacturing	Engineered Bearing Assemblies	90,400	Owned	N/A
Erie, Pennsylvania	Ameridrives	Couplings	76,200	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Quincy, Massachusetts (1)(2)	Altra, Boston Gear		30,350	Leased	February 12, 2008
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2008
Torrington, Connecticut	Inertia Dynamics	Electromagnetic Clutches & Brakes	32,000	Leased	May 31, 2007
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	35,000	Owned	N/A

International
Toronto, Canada	Kilian Manufacturing	Engineered Bearing Assemblies	29,000	Owned	N/A
Bedford, England	Wichita Clutch	Heavy Duty Clutches & Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	57,609	Owned	N/A
Toronto, Canada	Kilian Manufacturing	Engineered Bearing Assemblies	30,120	Leased	(3)
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Precision Components	26,100	Owned	N/A

Location	Brand	Major Products	Sq. Feet	Owned/Leased	Lease Expiration
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(4)
Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Dewsbury, England	Bibby Transmissions	Couplings	26,100	Owned	N/A
Brechin, Scotland	Matrix International	Clutch Brakes, Couplings	52,500	Leased	February 28, 2011
Twickenham, England	Twiflex	Heavy Duty Clutches and Brakes	27,500	Leased	September 30, 2009
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	July 31, 2007
Telford, England	Saftek	Friction Material	4,400	Leased	August 31, 2008

(1)	Certain employees at these locations provide general and administrative services for our other locations.

(2)	Corporate Headquarters and selective Boston Gear functions.

(3)	Month to month lease.

(4)	Must give the lessor twelve month notice for termination.
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
Item 4. Submission of Matters to a vote of security holders
Omitted pursuant to General Instruction I (2)(c) of Form 10-K.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchase of Equity Securities
None.
Item 6. Selected Historical Financial Data
We were formed to facilitate the PTH Acquisition. The following table contains selected historical financial data of Altra for the years ended December 31, 2006 and December 31, 2005 and the period from inception (December 1, 2004) to December 31, 2004 and PTH (“the Predecessor”), for the period from January 1, 2004 through November 30, 2004 and for the years ended December 31, 2003 and 2002. Colfax Corporation did not maintain separate financial statements for PTH as a stand-alone business. At the time of the PTH Acquisition, Colfax Corporation produced historical financial statements for PTH for the fiscal years ended December 31, 2003 and 2002. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

				Predecessor
			Period
			From	Period
			December	From
	Altra Year	Altra Year	1, 2004	January 1
	ended	ended	Through	Through	Year Ended
	December	December	December	November 30,	December 31,
	31, 2006	31, 2005	31, 2004	2004	2003	2002
	(dollars in thousands)
Income Statement Data:
Net sales	$462,285	$363,465	$28,625	$275,037	$266,863	$253,217
Cost of sales	336,836	271,952	23,847	209,253	207,941	190,465

Gross profit	125,449	91,513	4,778	65,784	58,922	62,752
Selling, general and administrative expenses	83,256	61,520	8,973	45,321	49,513	48,303
Research and development expenses	4,938	4,683	378	3,947	3,455	3,103
Gain on curtailment of post-retirement benefit plan	(3,838)	—	—	—	—	—
Restructuring charge, asset impairment and transition expenses	—	—	—	947	11,085	27,825
Gain on sale of assets	—	(99)	—	(1,300)	—	—

Income (loss) from operations	41,093	25,409	(4,573)	16,869	(5,131)	(16,479)
Interest expense, net	23,522	17,065	1,410	4,294	5,368	5,489
Other expense (income)	856	(17)	—	148	465	(312)

Income (loss) before income taxes and discontinued operations and cumulative effect of change in accounting principles	16,715	8,361	(5,983)	12,427	(10,964)	(21,656)
Provision (benefit) for income taxes	6,352	3,917	(221)	5,532	(1,658)	2,455
Loss from disposal of discontinued operations, net of income taxes	—	—	—	—	—	(700)

Income (loss) from operations and disposal of discontinued operations, net of income taxes	10,363	4,444	(5,762)	6,895	(9,306)	(24,811)
Cumulative effect of change in accounting principle—goodwill impairment	—	—	—	—	—	(83,412)

Net income (loss)	$10,363	$4,444	$(5,762)	$6,895	$(9,306)	$(108,223)

Other Financial Data:
Depreciation and amortization	$14,611	$11,533	$919	$6,074	$8,653	$9,547
Purchases of fixed assets	9,408	6,199	289	3,489	5,294	5,911
Cash flow provided by (used in):
Operating activities	13,413	13,835	5,623	3,604	(14,289)	21,934
Investing activities	(63,163)	(5,197)	(180,401)	953	(1,573)	(4,585)
Financing activities	81,552	(2,783)	179,649	(6,696)	12,746	(13,037)

				Predecessor
	December	December	December 31,	December 31,
	31, 2006	31, 2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$42,527	$10,060	$4,729	$3,163	$5,214
Property, plant and equipment, net	82,387	66,393	68,006	61,605	69,827
Total assets	409,368	297,404	299,051	174,324	173,034
Long-term debt	228,555	159,574	158,740	1,025	46,183
Total stockholder’s equity (deficit)/Invested capital	79,519	38,613	42,879	(3,004)	(9,418)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. and its Predecessor should be read together with the Selected Historical Financial Data, and the financial statements of Altra Industrial Motion, Inc. and its Predecessor and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”.
General
     We are a leading global designer, producer and marketer of a wide range of MPT and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 700 direct OEM customers and over 3,000 distributor outlets. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, engineered bearing assemblies, linear components and other related products. Our products serve a wide variety of end markets including energy, general industrial, material handling, mining, transportation and turf and garden. We primarily sell our products to a wide range of OEMs and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies and W.W. Grainger.
     Our net sales have grown at a compound annual growth rate of approximately 20% over the last three fiscal years. We believe this growth has been a result of recent acquisitions, greater overall global demand for our products due to a strengthening economy, increased consumption in certain geographic markets such as China, expansion of our relationships with our customers and distributors and implementation of improved sales and marketing initiatives.
     We improved our gross profit margin and operating profit margin every year from fiscal year 2002 through fiscal year 2006 by implementing strategic price increases, utilizing low-cost country sourcing of components, increasing our productivity and employing a more efficient sales and marketing strategy.
     While the power transmission industry has undergone some consolidation, we estimate that in 2006 the top five broad-based MPT companies represented approximately 19% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.
History and the Acquisitions
     Our current business began with the acquisition by Colfax of the MPT group of Zurn Technologies, Inc. in December 1996. Colfax subsequently acquired Industrial Clutch Corp. in May 1997,

Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber and Wichita Clutch brands. Colfax formed PTH in June 2004 to serve as a holding company for all of these power transmission businesses.
     On November 30, 2004, we acquired our original core business through the acquisition of PTH from Colfax for $180.0 million in cash. We refer to this transaction as the PTH Acquisition.
     On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, the largest stockholder of Altra Holdings, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation for $8.8 million in cash and the assumption of $12.2 million of debt. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for approximately $8.8 million of shares of our capital stock and Kilian and its subsidiaries were transferred to our wholly owned subsidiary, Altra Industrial and (ii) all outstanding debt of Kilian was retired with a portion of the proceeds of the sale of Altra Industrial’s 9% senior secured notes due 2011, or the 9% senior secured notes.
     On February 10, 2006, we purchased all of the outstanding share capital of Hay Hall for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against us unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became our direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.
     Through Hay Hall, we acquired 15 strong brands in complementary product lines, improved customer leverage and expanded geographic presence in over 11 countries. Hay Hall’s product offerings diversified our revenue base and strengthened our key product areas, such as electric clutches, brakes and couplings. Matrix International, Inertia Dynamics and Twiflex, three Hay Hall businesses, combined with Warner Electric, Wichita Clutch, Formsprag Clutch and Stieber, make the consolidated company one of the largest individual manufacturer of industrial clutches and brakes in the world.
     On May 18, 2006, we acquired substantially all of the assets of Bear Linear for $5.0 million. Approximately $3.5 million was paid at closing and the remaining $1.5 million is payable over approximately the next two years. Bear Linear manufactures high value-added linear actuators which are electromechanical power transmission devices designed to move and position loads linearly for mobile off-highway and industrial applications. Bear Linear’s product design and engineering expertise, coupled with our sourcing alliance with a low cost country manufacturer, were critical components in our strategic expansion into the motion control market.
     On February 17, 2007, Altra Holdings entered into a merger agreement to acquire all of the issued and outstanding capital stock of TB Wood’s. Pursuant to the merger agreement, Forest Acquisition Corporation, a wholly owned subsidiary of Altra Holdings, commenced a tender offer on March 5, 2007 to acquire all of the outstanding shares of common stock, par value $0.01 per share, of TB Woods at a price of $24.80 per share. If the tender offer is consummated, Altra Holdings is required, pursuant to the merger agreement and subject to the conditions set forth therein, to acquire, pursuant to a back-end merger, all remaining shares of TB Wood’s not tendered. Altra Holdings intends to cause TB Wood’s to become our wholly-owned subsidiary. We expect to finance the acquisition, in part, through the tack on offering of our 9% senior secured notes, borrowings under our senior revolving credit facility and cash on hand. The transaction is expected to close in April 2007.
Cost Savings and Productivity Enhancement Initiatives
     Our Predecessor enacted significant cost savings programs prior to our acquisition of PTH and we subsequently enacted other cost savings programs to reduce overall cost structure and improve cash flows. Cost reduction programs included the consolidation of facilities, headcount reductions and reduction in overhead costs, which resulted in restructuring charges, asset impairment and transition expenses of $0.9 million in the eleven months ended November 30, 2004. Cash outflows related to the restructuring programs were $2.2 million in 2004. The financial effects of some of the specific cost reduction programs are listed below:
•	In 2005, we re-negotiated two of our U.S. collective bargaining agreements which we estimate provide for savings of $0.8 million annually.

•	In 2006, we re-negotiated one of our U.S. collective bargaining agreements which we estimate provides for savings of $2.2 million annually.
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
     Inventory. We value raw materials, work-in-progress and finished goods produced since inception at the lower of cost or market, as determined on a first-in, first-out (FIFO) basis. We periodically review the carrying value of the inventory and have at times determined that a certain portion of our inventories are excess or obsolete. In those cases, we write down the value of those inventories to their net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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

     Goodwill and Intangible Assets. Intangible assets of our Predecessor consisted of goodwill, which represented the excess of the purchase price paid over the fair value of the net assets acquired. In connection with the PTH Acquisition, intangible assets were identified and recorded at their fair value, in accordance with Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations. We recorded intangible assets for customer relationships, trade names and trademarks, product technology and patents, and goodwill. In valuing the customer relationships, trade names and trademarks and product technology intangible assets, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues. If we do not meet the projected revenues used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years and 12 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets based on the criteria stated in paragraph 11 in SFAS No. 142, Goodwill and Other Intangible Assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. All of our brands have been in existence for over 50 years and therefore are not susceptible to obsolescence risk. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period. All indefinite lived intangible assets are reviewed at least annually to determine if an impairment exists. An impairment could be triggered by a loss of a major customer, discontinuation of a product line, or a change in any of the underlying assumptions utilized in estimating the value of the intangible assets. If an impairment is identified it will be recognized in that period.
     In accordance with SFAS No. 142, we assess the fair value of our reporting units for impairment of intangible assets based upon a discounted cash flow methodology. Estimated future cash flows are based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined using the discounted cash flow calculation, goodwill impairment may be present. We would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the intangible asset. An impairment loss would be recognized to the extent that a reporting unit’s recorded value of the intangible asset exceeded its calculated fair value.
     We have calculated goodwill and intangible assets arising from the application of purchase accounting from our acquisitions, and have allocated these assets across our reporting units. We evaluated our intangible assets at the reporting unit level at December 31, 2006 and found no evidence of impairment at that date. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The fair value of a reporting unit is estimated using the discounted cash flow approach, and is dependent on estimates and judgments related to future cash flows and discount rates. If the actual cash flows differ significantly from the estimates used by management, we may be required to record an impairment charge to write down the goodwill to its realizable value.
     Long-lived Assets. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Our management determines fair value using discounted future cash flow analysis. Determining market values based on discounted cash flows requires our management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.
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
Non-GAAP Financial Measures
     The discussion of Results of Operations included below includes certain references to financial results on a “combined basis.” The combined results were prepared by adding the results of Altra from Inception to December 31, 2004 to those from the Predecessor for the 11 month period ending November 30, 2004. This presentation is not in accordance with generally accepted accounting principles. The primary differences between the predecessor entity and the successor entity are the inclusion of Kilian in the successor and the successor’s book basis has been stepped up to fair value, such that the successor has additional depreciation, amortization and financing costs. The results of Kilian are included in Altra for the period from December 1, 2004 through December 31, 2004 and the years ended December 31, 2006 and 2005. Management believes that this combined basis presentation provides useful information for our investors in the comparison of Predecessor trends and operating results. The combined results are not necessarily indicative of what our results of operations may have been if the acquisitions of PTH or Kilian had been consummated earlier, nor should they be construed as being a representation of our future results of operations.
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
Results of Operations

					Predecessor
			Combined
			12 Months	From Inception
			ended	(December 1,	11 months
	Year ended	Year ended	December	2004) through	ended
	December	December 31,	31, 2004	December 31,	November 30,
	31, 2006	2005	(Unaudited)	2004	2004
	(Dollars in thousands)

Net sales	$462,285	$363,465	$303,662	$28,625	$275,037
Cost of sales	336,836	271,952	233,100	23,847	209,253

Gross profit	125,449	91,513	70,562	4,778	65,784
Gross profit percentage	27.1%	25.2%	23.2%	16.7%	23.9%
Selling, general and administrative expenses	83,256	61,520	54,294	8,973	45,321
Research and development expenses	4,938	4,683	4,325	378	3,947
Restructuring charge, asset impairment and transition expenses	—	—	947	—	947

					Predecessor
			Combined
			12 Months	From Inception
			ended	(December 1,	11 months
	Year ended	Year ended	December	2004) through	ended
	December	December 31,	31, 2004	December 31,	November 30,
	31, 2006	2005	(Unaudited)	2004	2004
	(Dollars in thousands)

Gain on curtailment of post-retirement benefit plan	(3,838)	—	—	—	—
Gain on sale of fixed assets	—	(99)	(1,300)	—	(1,300)

Income (loss) from operations	41,093	25,409	12,296	(4,573)	16,869
Interest expense	23,522	17,065	5,704	1,410	4,294
Other non-operating expense (income), net	856	(17)	148	—	148

Income (loss) before income taxes	16,715	8,361	6,444	(5,983)	12,427
Provision (benefit) for income taxes	6,352	3,917	5,311	(221)	5,532

Net income (loss)	$10,363	$4,444	$1,133	$(5,762)	$6,895

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Net sales. Net sales increased $98.8 million, or 27.2%, from $363.5 million, for the year ended December 31, 2005 to $462.3 million for the year ended December 31, 2006. Net sales increased primarily due to the inclusion of Hay Hall and Warner Linear in the results of the year ended December 31, 2006. Hay Hall net sales for the period February 10 to December 31, 2006 were $65.5 million and Warner Linear’s sales for the period May 18 to December 31, 2006 were $3.2 million. The remaining net increase was due to price increases and strong distribution sales for the aftermarket and the strength of several key markets including energy, primary metals and mining.
     Gross profit. Gross profit increased $33.9 million, or 37.1%, from $91.5 million (25.2% of net sales), in 2005 to $125.4 million (27.1% of net sales) in 2006. The increase includes $14.1 million from Hay Hall for the period February 10 to December 31, 2006 and $0.7 million from Warner Linear for the period May 18 to December 31, 2006. Excluding Hay Hall and Warner Linear, gross profit increased approximately $19.2 million, or 21.0%, and gross profit as a percent of sales increased to 28.1% due to price increases during the first quarter of 2006 and an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team in the second half of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $21.8 million, or 35.4%, from $61.5 million in 2005 to $83.3 million in 2006. The increase in selling, general and administrative expenses is due to the inclusion of Hay Hall for the period February 10 to December 31, 2006 and Warner Linear for the period May 18 to December 31, 2006, which contributed $11.1 million and $0.6 million, respectively. Excluding Hay Hall and Warner Linear, selling, general and administrative expenses, as a percentage of net sales, increased from 16.9% in 2005 to 18.2% in 2006, primarily due to the $3.0 million termination fee paid to Genstar, $1.0 million transaction fee paid to Genstar in connection with the Hay Hall acquisition and $1.9 million stock based compensation expense offset by the cost savings initiatives.
     Research and development expenses. Research and development expenses increased $0.2 million, or 5.5%, from $4.7 million in 2005 to $4.9 million in 2006. The increase was primarily due to the inclusion of Hay Hall for the period February 10 to December 31, 2006.
     EBITDA. To reconcile net income to EBITDA for 2006 we added back to net income $6.4 million provision of income taxes, $23.5 million of interest expense and $14.6 million of depreciation and amortization expenses. To reconcile net income to EBITDA for 2005, we added back to net income $3.9 million provision of income taxes, $17.1 million of interest expense and $11.5 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $54.9 million for 2006 and $37.0 million for 2005. The increase is due to the inclusion of Hay Hall which contributed $5.4 million of EBITDA, the $3.8 million gain on other post-retirement benefit plan curtailment, price increases initiated at the beginning of 2006 and from the benefit of manufacturing and operating efficiencies and cost savings measures implemented during the second half of 2005, the benefits of which were realized in 2006. The increase was partially offset by the $1.0 million fee paid to Genstar for advisory services provided in connection with the Hay Hall acquisition and the $3.0 million fee paid to Genstar as a termination fee when Altra Holdings completed its initial public offering.

          Interest expense. We recorded interest expense of $23.5 million during 2006 primarily relating to the 9% senior secured notes, 11 1/4% senior notes and the amortization of related deferred financing costs. Interest expense of $17.1 million was recorded during 2005. The increase was due to the issuance of the 11 1/4% senior notes during 2006.
          Other non-operating (income) expense. We recorded $0.9 million of non-operating expense in 2006 which was primarily due to foreign currency translation losses due to the strengthening of the British Pound Sterling and Euro.
          Provision for income taxes. The provision for income taxes was $6.4 million, or 38.1%, of income before taxes, for 2006, versus a combined provision of $3.9 million, or 46.8%, of income before taxes, for 2005. The 2006 provision as a percent of income before taxes was lower than that of 2005 primarily due to the Hay Hall acquisition and a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. For further discussion, refer to Note 8 in the audited financial statements.
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
          Gross profit. Gross profit increased $21.0 million, or 29.7%, from $70.6 million (23.2% of net sales) on a combined basis, in 2004 to $91.5 million (25.2% of net sales) in 2005. The increase includes $9.1 million from Kilian for 2005. Excluding Kilian, gross profit increased approximately $11.9 million, or 16.8%, and gross profit as a percent of sales increased to 25.7%. The remaining increase in gross profit was attributable to price increases during the second half of 2005, an increase in low cost country material sourcing and manufacturing efficiencies implemented by the new management team.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.2 million, or 13.3%, from $54.3 million on a combined basis in 2004 to $61.5 million in 2005. The increase in selling, general and administrative expenses was due to the inclusion of Kilian in 2005, which contributed $3.4 million to the increase, $3.0 million of amortization of intangibles, $1.0 million management fee paid to Genstar offset by cost savings initiatives put in place during 2005. Excluding Kilian, selling, general and administrative expenses, as a percentage of net sales, increased from 17.9% in 2004 to 18.1% in 2005, primarily due to the amortization of intangibles and the management fee paid to Genstar, offset by the cost savings initiatives. On a constant currency basis, selling, general and administrative expenses increased $6.4 million, or 11.8%, from $54.3 million, on a combined basis, in 2004. Excluding Kilian, selling, general and administrative expenses, on a constant currency basis, increased $3.0 million, or 5.6%, and was 17.9% of sales.
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
          Gross profit. On a combined basis, gross profit increased $11.6 million, or 19.8%, from $58.9 million (22.1% of net sales) in 2003 to $70.6 million (23.2% of net sales) in 2004. The increase includes $0.9 million from Kilian since Inception. Approximately two-thirds of the absolute increase in gross profit was due to increased net sales as discussed above. The remaining increase in gross profit and the improvement noted in the gross profit percentage was due to cost savings resulting from restructuring activities completed in prior years.
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
          Restructuring charge, asset impairment and transition expenses. The Predecessor recorded restructuring charge, asset impairment and transition expenses of $0.9 million in 2004 primarily as a result of relocation, training, recruiting and moving costs incurred to complete restructuring activities begun in 2002. These costs were significantly below the amounts recorded in prior years when the majority of the restructuring activities, as described under “Cost Savings and Productivity Enhancement Initiatives,” were taking place.

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

          Other non-operating (income) expense. Other non-operating expense was $0.1 million in 2004 compared to $0.5 million in 2003. The higher expense in 2003 was primarily due to the write-off of deferred loan costs of approximately $0.4 million associated with refinancing. There were no deferred loan costs written-off in 2004.
          Provision for income taxes. The provision for income taxes was $5.3 million on a combined basis in 2004, versus a benefit of $1.7 million for 2003. The increase in the provision for 2004 was primarily a result of the increase in our taxable income for the year.
Liquidity and Capital Resources
     Overview
     Historically, our Predecessor financed capital and working capital requirements through a combination of cash flows from operating activities and borrowings from financial institutions and its former parent company, Colfax. We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding. If additional funds are needed for strategic acquisitions or other corporate purposes, we believe we could borrow additional funds or raise funds through the issuance of equity securities or asset sales.
Borrowings
     In connection with the PTH Acquisition, we incurred substantial indebtedness. To partially fund the PTH acquisition, we issued $165.0 million of 9% senior secured notes, Altra Holdings issued $14.0 million of subordinated notes, or the CDPQ subordinated notes, to Caisse de dépôt et placement du Québec, or CDPQ, a limited partner of Genstar Capital Partners III, L.P., and we entered into a $30.0 million senior revolving credit facility. All of the CDPQ subordinated notes were redeemed in 2006. In connection with our acquisition of Hay Hall in February 2006 we issued £33.0 million of 11 1/4% senior notes. Based on an exchange rate of 1.7462 U.S. Dollars to U.K. pounds sterling (as of February 8, 2006), the proceeds from these notes were approximately $57.6 million. The notes are unsecured and are due in 2013. Interest on the 11 1/4% senior notes is payable in U.K. pounds sterling semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2006.
     As of December 31, 2006, we had outstanding $165.0 million of 9% senior secured notes, $64.6 million of 11 1/4% senior notes, $1.5 million in capital leases, $2.6 million in mortgages and had no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility. This constitutes approximately $233.7 million of total indebtedness which results in approximately $24.1 million of interest expense.
     In February 2007, we redeemed £11.6 million aggregated principal amount of our outstanding 11 1/4% senior notes, at a redemption price of 111.25% of the principal amount of the 11 1/4% senior notes, plus accrued and unpaid interest to the Redemption Date, using a portion of the proceeds from Altra Holding’s, Inc.’s initial public offering. We intend to issue additional 9% senior secured notes pursuant to a tack on bond offering to finance the acquisition of TB Wood’s.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. The senior revolving credit facility requires us to comply with a minimum fixed charge coverage ratio of 1.20 for all four quarter periods when availability falls below $12.5 million.
     We and all of our domestic subsidiaries are borrowers, or Borrowers, under the senior revolving credit facility. Certain of our existing and subsequently acquired or organized domestic subsidiaries which are not Borrowers do and will guarantee (on a senior secured basis) the senior revolving credit facility. Obligations of the other Borrowers under the senior revolving credit facility and the guarantees are secured by substantially all of the Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the senior revolving credit facility (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by the Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property (other than (i) leased real property and (ii) our existing and future real property located in the State of New York), cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).
          An event of default under the senior revolving credit facility would occur in connection with a change of control if: (i) after an initial public offering, a person or group, other than Genstar Capital and our affiliates, beneficially owns more than 35% of our stock and such amount is more than the amount of shares owned by Genstar Capital and its affiliates, (ii) we cease to own or control 100% of each of its borrower subsidiaries, or (iii) a change of control occurs under the 9% senior secured notes, 11 1/4% senior notes or any other subordinated indebtedness.
          An event of default under the senior revolving credit facility would occur if an event of default occurs under the indentures governing the 9% senior secured notes or the 11 1/4% senior notes or if there is a default under any other indebtedness any Borrower may have involving an aggregate amount of $3 million or more and such default: (i) occurs at final maturity of such debt, (ii) allows the lender there under to accelerate such debt or (iii) causes such debt to be required to be repaid prior to its stated maturity. An event of default would also occur under the senior revolving credit facility if any of the indebtedness under the senior revolving credit facility ceases to be senior in priority to any of our other contractually subordinated indebtedness, including the obligations under the 9% senior secured notes and the 11 1/4% senior notes.
     Under the agreements governing our indebtedness, its subsidiaries are permitted to make dividend payments to us for use in its operations and to pay off its senior revolving credit facility and outstanding notes. The outstanding balance due under the CDPQ subordinated notes was paid in full on December 7, 2006. In addition, the first priority liens against us, its subsidiaries and their assets created by our indebtedness limits our ability to sell or transfer such subsidiaries or assets.
     As of December 31, 2006, we were in compliance with all covenant requirements associated with all of our borrowings.
Net Cash
          Cash and cash equivalents totaled $42.5 million at December 31, 2006 compared to $10.1 million at December 31, 2005. The primary source of funds for fiscal 2006 was cash provided by financing and operating activities of $81.6 million and $13.4 million, respectively. Net cash provided by operating activities for 2006 resulted mainly from net income of $10.4 million, non-cash depreciation, amortization and deferred financing costs of $15.6 million, non-cash amortization of $2.3 million for inventory step-ups recorded as part of the Hay Hall Acquisition and $1.1 million related to the loss on foreign currency which was offset by a non-cash gain on the curtailment of other post-retirement benefit plan of $3.8 million and by cash used by a net decrease in operating liabilities of $12.6 million and by cash used from a net increase in operating assets of $4.2 million.
          Net cash used in investing activities of $63.2 million for 2006 resulted from $9.4 million of purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure and $53.8 million related to the acquisitions of Hay Hall and Bear Linear.
          Net cash provided by financing activities of $81.6 million for 2006 consisted primarily of $57.6 million from the issuance of the 11 1/4% senior notes, $2.5 million from mortgage proceeds and $24.4 million received from Altra Holdings, net of payments made on behalf of Altra Holdings. These amounts are offset by $2.7 million payment of debt issuance costs associated with the 11 1/4% senior notes.
Capital Expenditures
          We made capital expenditures of approximately $9.4 million and $6.2 million in the year ended December 31, 2006 and December 31, 2005, respectively. These capital expenditures will support on-going business needs. We expect to spend approximately $10.5 million on capital expenditures in 2007.
          Our senior revolving credit facility imposes a maximum annual limit on our capital expenditures of $10.5 million for fiscal year 2007, $10.0 million for fiscal year 2008, and $10.3 million for fiscal year 2009 and each fiscal year thereafter, provided that unspent amounts from prior periods may be used in future fiscal years.
Pension Plans
     As of December 31, 2006, we had cash funding requirements associated with our pension plan which we estimated to be $3.6 million in 2007, $2.5 million in 2008 and $1.9 million annually thereafter until 2011. These amounts represent funding requirements for the previous pension benefits we provided our employees. In 2006, we eliminated pension benefits in one of our locations. These amounts are based on actuarial assumptions and actual amounts could be materially different. See Note 9 in the audited financial statements.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.
Contractual Obligations
          The following table is a summary of our contractual cash obligations as of December 31, 2006 (in millions):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
Senior secured notes (1)	—	—	—	—	—	$165.0	$165.0
Senior notes(2)	—	—	—	—	—	$64.6	$64.6
Operating leases	$4.1	$2.9	$1.9	$0.9	$0.6	$1.5	$11.9
Capital leases	0.5	0.4	0.4	0.1	0.1	—	1.5
Mortgage(3)	0.1	0.1	0.1	0.1	0.1	2.1	2.6
Senior Revolving Credit Facility(4)	—	—	—	—	—	—	—

Total contractual cash obligations	$4.7	$3.4	$2.4	$1.1	$0.8	$233.2	$245.7

(1)    We have semi-annual cash interest requirements due on the 9% senior secured notes with $14.9 million payable in, 2007, 2008, 2009, 2010 and 2011. These amounts will increase in connection with the tack-on bond offering being contemplated to finance the acquisition of TB Wood’s.

(2)    Assuming an exchange rate of 1.959, we have semi-annual cash interest requirements due on the 11 1/4% senior notes with $7.3 million payable in 2007, 2008, 2009, 2010, 2011 and $10.9 million thereafter. The principal balance of £ 33 million is due in 2013 which, assuming an exchange rate of 1.959, equals approximately $64.6 million. In February 2007, we redeemed £11.6 million aggregated principal amount of our outstanding 11 1/4% senior notes, at a redemption price of 111.25% of the principal amount of the 11 1/4% senior notes, plus accrued and unpaid interest to the Redemption Date, using a portion of the proceeds from Altra Holding’s, Inc.’s initial public offering. We intend to issue additional 9% senior secured notes pursuant to a tack on bond offering to finance the acquisition of TB Wood’s.
(3)    In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €2.0 million, an interest rate of 5.75% and is payable in monthly installments over 15 years.
(4)    We have up to $30.0 million of borrowing capacity, through November 2009, under our senior revolving credit facility (including $10.0 million available for use for letters of credit). There were no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility.
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
Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The provision of FIN 48 are effective January 1, 2007. The Company is currently evaluating the effect that adoption of FIN 48 will have on its financial position and results of operations.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,”. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. The Company adopted this pronouncement during 2006, the effect of this statement was not material to the financial statements.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting Statement 158 is not included on the Company’s consolidated financial condition at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. See Note 9 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.
Item 7A. Qualitative and Quantitative Information about Market Risk
          We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present, we do not utilize derivative instruments to manage this risk.

          Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2006 and 2005, the aggregate total assets (based on book value) of foreign subsidiaries were $138.3 million and $74.6 million, respectively, representing approximately 33.8% and 25.1%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2006 and 2005 were $1.31 and $1.19, respectively to the Euro. The approximate exchange rates in effect at December 31, 2006 and 2005 were $1.96 and $1.73, respectively to the British Pound Sterling. The result of a hypothetical 10% strengthening of the U.S. dollar against the Euro and British Pound Sterling would result in a decrease in the book value of the aggregate total assets of foreign subsidiaries of approximately $13.8 million as of December 31, 2006. The result of a hypothetical 10% strengthening of the U.S. dollar against the Euro and British Pound Sterling would result in a decrease in net income of approximately $1.0 million for the year ended December 31, 2006.
          Currency transaction exposure. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.
          Interest rate risk. We are subject to market exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at prime rate plus 1.25% in the case of prime rate loans, or LIBOR rate plus 2.50%, in the case of LIBOR rate loans. As of December 31, 2006, we had no borrowings under our senior revolving credit facility and $2.9 million of outstanding letters of credit under our senior revolving credit facility. Due to the minimal amounts of outstanding debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.
The Sarbanes-Oxley Act of 2002 and Material Weakness in Internal Control
          In connection with their audit of our 2006 consolidated financial statements, our independent auditors expressed concerns that as of the date of their opinion, certain plant locations had encountered difficulty closing their books in a timely and accurate manner. The outside auditors informed senior management and the Audit Committee of the Board of Directors that they believe this is a material weakness in internal controls. We have actively taken steps to address this material weakness. These steps include standardizing the financial close process, providing greater corporate oversight and review as well as implementing other internal control procedures as part of our on-going Sarbanes-Oxley compliance program. We believe that with the addition of these steps we should be able to deliver financial information in a timely and accurate manner.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Altra Industrial Motion, Inc.

We have audited the accompanying consolidated balance sheets of Altra Industrial Motion, Inc. (“the Company”), as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity, and cash flows for the year ended December 31, 2006 and December 31, 2005 and the period from inception (December 1, 2004) through December 31, 2004, and of the Predecessor for the period from January 1, 2004 through November 30, 2004. Our audits also included the financial statement schedules listed in the index at Item 15 (a). These financial statements and schedules are the responsibility of management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altra Industrial Motion, Inc. at December 31, 2006 and 2005 and the consolidated results of the operations and cash flows of the Company for the years ended December 31, 2006 and 2005 and the period from inception (December 1, 2004) through December 31, 2004, and of its Predecessor for the period from January 1, 2004 through November 30, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/  Ernst & Young LLP

Boston, Massachusetts
March 9, 2007

ALTRA INDUSTRIAL MOTION, INC

Consolidated Balance Sheets
Dollars in thousands

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$42,527	$10,060
Trade receivables, less allowance for doubtful accounts of $2,017 and $1,797	61,506	46,441
Inventories, less allowance for obsolete materials of $10,163 and $6,843	75,769	54,654
Deferred income taxes	6,783	2,779
Prepaid expenses and other	7,532	1,973

Total current assets	194,117	115,907
Property, plant and equipment, net	82,387	66,393
Intangible assets, net	59,662	44,751
Goodwill	65,397	65,345
Deferred income taxes	2,135	—
Other assets	5,670	5,008

Total assets	$409,368	$297,404

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$34,053	$30,724
Accrued payroll	15,557	16,016
Accruals and other liabilities	13,709	5,940
Taxes Payable	6,549	2,932
Deferred income taxes	1,382	33
Current portion of long-term debt	573	186

Total current liabilities	71,823	55,831
Long-term debt, less current portion and net of unaccreted discount	228,555	159,574
Deferred income taxes	7,130	7,550
Pension liabilities	15,169	21,735
Other post retirement benefits	3,262	12,500
Other long term liabilities	3,910	1,601
Commitments and Contingencies (see Note 15)	—	—
Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	48,814	48,814
Due to (from) Parent	24,724	(1,610)
Retained earnings (deficit)	9,045	(1,318)
Accumulated other comprehensive loss	(3,064)	(7,273)

Total stockholder’s equity	79,519	38,613

Total liabilities and stockholder’s equity	$409,368	$297,404

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
Dollars in thousands

			From	Predecessor
			Inception	(Note 1)
			(December 1, 2004)	11 Months
	Year-Ended	Year-Ended	through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004
Consolidated Statement of Operations
Net sales	$462,285	$363,465	$28,625	$275,037
Cost of sales	336,836	271,952	23,847	209,253

Gross profit	125,449	91,513	4,778	65,784
Selling, general and administrative expenses	83,256	61,520	8,973	45,321
Research and development expenses	4,938	4,683	378	3,947
Restructuring charge, asset impairment and transition expenses	—	—	—	947
Gain on curtailment of post-retirement benefit plan	(3,838)	—	—	—
Gain on sale of fixed assets	—	(99)	—	(1,300)

Income (loss) from operations	41,093	25,409	(4,573)	16,869
Interest expense, net	23,522	17,065	1,410	4,294
Other non-operating expense (income), net	856	(17)	—	148

Income (loss) before income taxes	16,715	8,361	(5,983)	12,427
Provision (benefit) for income taxes	6,352	3,917	(221)	5,532

Net income (loss)	$10,363	$4,444	$(5,762)	$6,895

Consolidated Statement of Comprehensive Income (Loss)
Minimum pension liability adjustment	696	(700)	(722)	(6,031)
Foreign currency translation adjustment	677	(6,400)	549	478

Other comprehensive income (loss)	1,373	(7,100)	(173)	(5,553)

Comprehensive income (loss)	$11,736	$(2,656)	$(5,935)	$1,342

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.

Consolidated Statements of Stockholder’s Equity
Dollars in thousands

		Accumulated
		Other
	Invested	Comprehensive	Net Invested
	Capital	Loss	Capital

For the Predecessor
Balance at December 31, 2003	$30,221	$(33,225)	$(3,004)
Net income	6,895	—	6,895
Contribution from affiliates	7,922	—	7,922

Other comprehensive income, net of $3,697 tax benefit	—	(5,553)	(5,553)

Balance at November 30, 2004	$45,038	$(38,778)	$6,260

					Accumulated
		Additional	Retained		Other
	Common	Paid-In	Earnings	Due to	Comprehensive
	Stock	Capital	(Deficit)	(From) Parent	Loss	Total

For the Company
Initial capital contribution	$—	$39,994	$—	$—	$—	$39,994
Common stock issuance related to acquisition	—	8,820	—	—	—	8,820
Net loss	—	—	(5,762)	—	—	(5,762)
Other comprehensive loss	—	—	—	—	(173)	(173)

Balance at December 31, 2004	—	48,814	(5,762)	—	(173)	42,879
Net income	—	—	4,444	—	—	4,444
Payments made on behalf of parent company	—	—	—	(1,610)	—	(1,610)
Other comprehensive loss, net of $1,938 tax benefit	—	—	—	—	(7,100)	(7,100)

Balance at December 31, 2005	$—	$48,814	$(1,318)	$(1,610)	$(7,273)	$38,613
Net Income	—	—	10,363	—	—	10,363
Net Proceeds received from parent company	—	—	—	26,334	—	26,334
Cumulative foreign currency translation adjustment, net of $880 tax expense	—	—	—	—	677	677
Minimum pension liability adjustment and cumulative transition to SFAS No. 158, net of $2,165 tax expense	—	—	—	—	3,532	3,532

Balance at December 31, 2006	$—	$48,814	$9,045	$24,724	$(3,064)	$79,519

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.

Consolidated Statements of Cash Flows
Dollars in thousands

			From
			Inception	Predecessor
			(December 1,	(Note 1)
			2004	11 Months
	Year-Ended	Year-Ended	through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004)	2004
Cash flows from operating activities:
Net income (loss)	$10,363	$4,444	$(5,762)	$6,895
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	10,821	8,574	673	6,074
Amortization of intangible assets	3,790	2,959	246	—
Amortization of deferred loan costs	968	621	49	—
Loss on foreign currency, net	1,079	—	—	—
Accretion of debt discount	942	942	79	—
Gain on sale of fixed assets	—	(99)	—	(1,300)
Amortization of inventory step-up	2,278	1,699	1,699	—
Stock-based compensation	1,945	—	—	—
Gain on curtailment of post-retirement benefit plan	(3,838)	—	—	—
Provision (benefit) for deferred taxes	1,190	248	(1,031)	117
Changes in operating assets and liabilities:
Trade receivables	(330)	(2,654)	(324)	(4,197)
Inventories	(3,973)	(1,353)	(412)	(6,418)
Accounts payable and accrued liabilities	(10,277)	(1,832)	9,473	3,734
Other current assets and liabilities	(2,297)	2,226	(2,126)	1,477
Other operating assets and liabilities	752	(1,940)	3,059	(2,778)

Net cash provided by operating activities	13,413	13,835	5,623	3,604
Cash flows from investing activities:
Purchases of fixed assets	(9,408)	(6,199)	(289)	(3,489)
Acquisitions, net of $775 and $2,367 of cash acquired in 2006 and 2004, respectively	(53,755)	1,607	(180,112)	—
Payment of additional Kilian purchase price	—	(730)	—	—
Proceeds from sale of fixed assets	—	125	—	4,442

Net cash (used in) provided by investing activities	(63,163)	(5,197)	(180,401)	953
Cash flows from financing activities:
Contributed capital	—	—	39,994	—
Proceeds from issuance of senior secured subordinated notes	—	—	158,400	—
Proceeds from issuance of senior notes	57,625	—	—	—
Payments of debt acquired in acquisitions	—	—	(12,178)	—
Payment of debt issuance costs	(2,731)	(338)	(6,747)	—
Net payments received from (made on behalf of) parent company	24,389	(1,610)	—	—
Borrowings under revolving credit agreement	5,057	4,408	4,988	—
Payments on revolving credit agreement	(5,057)	(4,408)	(4,988)	—
Proceeds from mortgages	2,510	—	—	—
Payment of capital leases	(241)	(835)	(37)	—
Contribution from affiliates	—	—	—	7,922
Change in affiliate debt	—	—	—	(14,618)

Net cash provided by (used in) financing activities	81,552	(2,783)	179,432	(6,696)

Effect of exchange rates on cash	665	(524)	75	159

Increase (decrease) in cash and cash equivalents	32,467	5,331	4,729	(1,980)
Cash and cash equivalents, beginning of period	10,060	4,729	—	3,163

Cash and cash equivalents, end of period	$42,527	$10,060	$4,729	$1,183

Cash paid during the period for:
Interest	$23,660	$15,448	$—	$2,796
Income Taxes	$2,341	$1,761	$—	$446

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$613	$—	$—	$—

See Accompanying notes

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements
Dollars in thousands, unless otherwise noted

1.	Description of Business and Summary of Significant Accounting Policies

Basis of Preparation and Description of Business

Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”) produces, designs and distributes a wide range of mechanical power transmission products, including industrial clutches and brakes, enclosed gear drives, open gearing and couplings. The Company consists of several power transmission component manufacturers including Warner Electric, Boston Gear, Formsprag Clutch, Stieber Clutch, Ameridrives Couplings, Wichita Clutch, Nuttall Gear, Kilian Manufacturing, Inertia Dynamics, Twiflex Limited, Industrial Clutch, Huco Dynatork, Matrix International, Warner Linear and Delroyd Worm Gear. The Company designs and manufactures products that serve a variety of applications in the food and beverage, material handling, printing, paper and packaging, specialty machinery, and turf and garden industries. Primary geographic markets are in North America, Western Europe and Asia.

The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”) and is a wholly owned subsidiary of Altra Holdings, Inc. The consolidated financial statements of the Company include the accounts of the Company subsequent to November 30, 2004. The financial statements of “the Predecessor” include the combined historical financial statements of the Colfax entities acquired by the Company that formerly comprised the Power Transmission Group of Colfax, a privately-held industrial manufacturing company, that are presented for comparative purposes.

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

Fair Value of Financial Instruments

The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 9% Senior Secured Notes was $160.4 and $159.4 million at December 31, 2006 and 2005, respectively. The carrying amount of the 11.25% Senior Notes was $64.6 million as of December 31, 2006. The estimated fair value of the 9% Senior Secured Notes at December 31, 2006 and December 31, 2005 was $168.3 million and $160.1 million, respectively based on quoted market prices for such Notes. The estimated fair value of the 11.25% Senior Notes was approximately £36.3 million ($71.1 million) as of December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholder’s equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The cost of inventories acquired by the Company in its acquisitions reflect their fair values at the date acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

1.	Description of Business and Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangibles represent product technology and patents, tradenames and trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 12 years. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition, at December 31, 2006, and 2005 intangibles are stated net of accumulated amortization incurred since the date of acquisition.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company for the Predecessor, Kilian, Hay Hall and Bear Linear over the fair value of the net assets acquired in each of the acquisitions. Goodwill can be attributed to the value placed on the Company being an industry leader with a market leading position in the Power Transmission industry. The Company’s leadership position in the market was achieved by developing and manufacturing innovative products and management anticipates that its leadership position and profitability will continue to expand, enhanced by cost improvement programs associated with ongoing consolidation and centralization of it operations.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on current and anticipated cost structures. This analysis included consideration of discounted cash flows as well as EBITDA multiples. The analysis indicated no impairment to be present as of December 31, 2006 and 2005.

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

Debt Issuance Costs

Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $5.4 million and $3.6 million at December 31, 2006 and 2005, respectively.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

1.	Description of Business and Summary of Significant Accounting Policies (Continued)

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

Advertising

Advertising costs are charged to selling, general, and administrative expenses as incurred and amounted to approximately $2.4 million, $2.2 million, $0.2 million and $2.0 million, for the year ended December 31, 2006, December 31, 2005, and for the periods from December 1, 2004 through December 31, 2004 and January 1, 2004 through November 30, 2004.

Stock-Based Compensation

The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc. (“Holdings”), the Company’s parent and sole shareholder.

In 2005 Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial statements on a straight-line basis over the vesting period of the grant. All awards to date have been in the form of restricted stock.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

1.	Description of Business and Summary of Significant Accounting Policies (Continued)

Compensation expense recorded in selling, general and administrative expense during the year ended December 31, 2006 was $1.9 million. Total remaining compensation cost is approximately $2.0 million as of December 31, 2006 and will be recognized over a weighted average remaining period of three years.

Prior to the initial public offering on December 14, 2006, the fair value of Holdings common stock was determined by Holding’s Board of Directors (the Board), at the time of grant. In the absence of a public trading market for Holding’s common stock, Holding’s Board considered objective and subjective factors in determining the fair value of the Company’s common stock and related options. Consistent with the guidance provided by the AICPA’s Technical Practice Aid on The Valuation of Privately-held-Company Equity Securities Issued as Compensation (the TPA), such considerations included, but were not limited to, the following factors:

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance in purchase price accounting and on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized. In periods subsequent to an acquisition, if the Company were able to realize net deferred tax assets in excess of their net recorded amount established in the purchase price allocation, an adjustment to the valuation allowance would be recorded as a reduction to goodwill in the period such determination was made.

To the extent the Company establishes a valuation allowance on net deferred assets generated from operations, an expense will be recorded within the provision for income taxes line on the statement of operations. In periods subsequent to establishing a valuation allowance on net deferred assets from operations, if the Company were to determine that it would be able to realize its net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

1.	Description of Business and Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income (Loss)

The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

		Cumulative
	Minimum	Foreign	Accumulated
	pension	Currency	Other
	liability/SFAS	Translation	Comprehensive
	No. 158 liability	Adjustment	Income (Loss)

For the Predecessor
Balance at December 31, 2003	$(36,820)	$3,595	$(33,225)
Minimum pension liability adjustment	478		478
Cumulative foreign currency translation adjustment	—	(6,031)	(6,031)

Balance at November 30, 2004	$(36,342)	$(2,436)	$(38,778)

For the Company
Opening balance December 2004	—	—	—
Minimum pension liability adjustment	(722)	—	(722)
Cumulative foreign currency translation adjustment	—	549	549

Balance at December 31, 2004	(722)	549	(173)
Minimum pension liability adjustment	(700)	—	(700)
Cumulative foreign currency translation adjustment	—	(6,400)	(6,400)

Balance at December 31, 2005	(1,422)	(5,851)	(7,273)
Minimum pension liability adjustment	696	—	696
Cumulative foreign currency translation adjustment	—	677	677
Cumulative adjustment for transition to SFAS No. 158	2,836	—	2,836

Balance at December 31, 2006	$2,110	$(5,174)	$(3,064)

2.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are effective January 1, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,”. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. The Company adopted this pronouncement during 2006, the effect of this statement was not material to the financial statements.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Recent Accounting Pronouncements (Continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting Statement 158 is not included on the Company’s consolidated balance sheet at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. See Note 9 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

3.	Acquisitions

On February 10, 2006, the Company purchased all of the outstanding share capital of Hay Hall for $49.2 million. The purchase price is still subject to a change as a result of the finalization of a working capital adjustment in accordance with the terms of the purchase agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against the Company unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.

The Hay Hall acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Hay Hall acquisition was February 10, 2006, and as such, the Company’s consolidated financial statements reflect Hay Hall’s results of operations only from that date forward.

The Company has completed its final purchase price allocation. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of Hay Hall, as presented below, are based upon fair value as of the date of the acquisition. The goodwill and intangibles recorded in connection with the

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisitions (Continued)

acquisition of Hay Hall have been allocated across the business units acquired. The final purchase price allocation is as follows:

Total purchase price, including closing costs of approximately $1.8 million	$51,030

Cash and cash equivalents	775
Trade receivables	12,111
Inventories	17,004
Prepaid expenses and other	510
Property, plant and equipment	13,670
Intangible assets	16,352

Total assets acquired	60,422
Accounts payable, accrued payroll, and accruals and other current liabilities	12,971
Other liabilities	8,784

Total liabilities assumed	21,755

Net assets acquired	38,667

Excess purchase price over the fair value of net assets acquired	$12,363

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The amounts recorded as intangible assets consist of the following:

Patents, subject to amortization	$110
Customer relationships, subject to amortization	9,312
Trade names and trademarks, not subject to amortization	6,930

Total intangible assets	$16,352

Customer relationships are amortized on a straight-line over 11 years, representing the anticipated periods over which the Company estimates it will benefit from the acquired assets. The Company anticipates that substantially all of this amortization is deductible for income tax purposes. The acquisition of Hay Hall did not result in any tax deductible goodwill.

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

Bear had approximately $0.5 million of net assets at closing consisting primarily of accounts receivable, inventory, fixed assets and accounts payable and accrued liabilities. The Company did not identify any specifically identifiable intangible assets. The Company recorded the $4.2 million excess purchase price over the fair value of the net assets acquired as goodwill. The Company has completed its final purchase price allocation.

The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2006 and December 31, 2005 as if the Company had acquired Hay Hall and Bear Linear as of January 1, 2005. The pro forma information contains the actual operating results of the Company, Bear Linear and Hay Hall with the results prior to May 18, 2006, for Bear Linear, and February 10, 2006, for Hay

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisitions (Continued)

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

	Year to Date	Year to Date
	Ended	Ended
	December 31,	December 31,
(Pro Forma, unaudited)	2006	2005

Total Revenues	$471,618	$426,446
Net income	$12,286	$1,042

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisitions (Continued)

The Company has completed its purchase price allocations. The value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of the Predecessor and Kilian, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. The goodwill and intangibles recorded in connection with the acquisition of the Predecessor have been allocated across the business units acquired from the Predecessor. The purchase price allocations are as follows:

	Predecessor	Kilian	Total

Total purchase price, including closing costs of approximately $2.6 million	$178,519	$9,594	188,113

Cash and cash equivalents	1,183	1,184	2,367
Trade receivables	39,163	6,096	45,259
Inventories	52,761	5,108	57,869
Prepaid expenses and other	4,770	207	4,977
Property, plant and equipment	59,320	9,111	68,431
Intangible assets	49,004	—	49,004
Deferred income taxes — long term	8,262	104	8,366
Other assets	150	—	150

Total assets acquired	214,613	21,810	236,423
Accounts payable, accrued payroll, and accruals and other current liabilities	46,422	3,125	49,547
Bank debt	—	12,178	12,178
Pensions, other post retirement benefits and other liabilities	34,166	—	34,166

Total liabilities assumed	80,588	15,303	95,891

Net assets acquired	134,025	6,507	140,532

Excess purchase price over the fair value of net assets acquired	$44,494	$3,087	$47,581

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

The following table sets forth the unaudited pro forma results of operations of the Company for the period ended December 31, 2004 as if the Company had acquired the Predecessor and Kilian as of January 1, 2004. The pro forma information contains the actual combined operating results of the Company, the

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisitions (Continued)

Predecessor and Kilian with the results prior to the December 1, 2004 adjusted to include the pro forma impact of (i) additional amortization and depreciation expense associated with the adjustment to and recognition of fair value of fixed and intangible assets; (ii) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the Acquisition; (iii) additional expenses associated with new contractual commitments created at Inception; (iv) additional expenses associated with general and administrative services previously performed by the Predecessor’s parent and not charged to the Predecessor; (v) additional interest expense associated with debt issued at Inception; (vi) the elimination of previously incurred interest expense of the Predecessor and Kilian; and (vii) the elimination of expense associated with pension and OPEB obligations retained by the Predecessor. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of January 1, 2004 or that may be obtained in the future.

(Pro Forma, unaudited)	2004

Total Revenues	$343,308
Net loss	(541)

4.	Inventories

Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Raw materials	$29,962	$22,512
Work in process	19,112	13,876
Finished goods	36,858	25,109

	85,932	61,497
Less — Allowance for excess, slow-moving and obsolete inventory	(10,163)	(6,843)

	$75,769	$54,654

5.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005, consisted of the following:

	2006	2005

Land	$9,599	$7,892
Buildings and improvements	19,849	16,500
Machinery and equipment	71,866	50,402

	101,314	74,794
Less — Accumulated depreciation	(18,927)	(8,401)

	$82,387	$66,393

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Goodwill and Intangible Assets

Goodwill as of December 31, 2006 and 2005 consisted of the following:

Goodwill
Balance December 31, 2005	$65,345
Additions related to Hay Hall acquisition	12,363
Additions related to Bear Linear acquisition	4,231
Other adjustments, net	(18,819)
Impact of changes in foreign currency	2,277

Balance December 31, 2006	$65,397

The other adjustments primarily relate to the reversal of valuation allowances on certain deferred tax assets that had been previously established as part of purchase accounting. Goodwill was further reduced by $2.5 million for a settlement with Colfax that resulted in a return of a portion of the purchase price.

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Other Intangibles
Intangible assets not subject to amortization:
Tradenames and trademarks	$23,010	$—	$16,080	$—
Intangible assets subject to amortization:
Customer relationships	37,114	5,679	27,802	2,515
Product technology and patents	5,232	1,316	5,122	690
Impact of changes in foreign currency	1,301	—	(1,048)	—

Total intangible assets	$66,657	$6,995	$47,956	$3,205

The Company recorded $3.8 million, $3.0 million and $0.2 million of amortization for the year-ended December 31, 2006 and December 31, 2005, and the period from inception through December 31, 2004, respectively.

Customer relationships, product technology and patents are amortized over their useful lives of 12 and 8 years, respectively. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.

The estimated amortization expense for intangible assets is approximately $3.9 million in each of the next five years and then $15.9 million thereafter.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Warranty Costs

Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for the year ended December 31, 2006 and 2005 are as follows:

	Year-Ended	Year-Ended
	December 31,	December 31,
	2006	2005

Balance at beginning of period	$1,876	$1,528
Accrued warranty costs	1,666	1,265
Payments and adjustments	(1,459)	(917)

Balance at end of period	$2,083	$1,876

8.	Income Taxes

Pre-tax income (loss) by domestic and foreign locations were as follows:

				Predecessor
				(Note 1)
			December 1,	11 Months
			2004 through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004
Domestic	$17,946	$4,635	$(6,337)	$9,125
Foreign	(1,231)	3,726	354	3,302

	$16,715	$8,361	$(5,983)	$12,427

The components of the provision (benefit) for income taxes were as follows:

				Predecessor
				(Note 1)
			December 1,	11 Months
			2004 through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004
Current:
Federal	$3,171	$1,631	$—	$3,851
Foreign and state	1,991	2,038	810	1,564

	5,162	3,669	810	5,415
Deferred:
Federal	998	532	(564)	98
Foreign and state	192	(284)	(467)	19

	1,190	248	(1,031)	117

Provision (benefit) for income taxes	$6,352	$3,917	$(221)	$5,532

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes (Continued)

U.S. income taxes at the statutory tax rate reconciled to the overall U.S. and foreign provision (benefit) for income taxes were as follows:

				Predecessor
				(Note 1)
			From
			Inception
			(December 1,	11 Months
			2004) through	Ended
	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004
Tax at U.S. federal income tax rate	$5,850	$2,926	$(2,094)	$4,371
State taxes, net of federal income tax effect	682	373	(67)	366
Valuation allowance	—	—	2,011	895
Foreign taxes, net	944	786	—	—
Interest	(1,361)	—	—	—
Other	237	(168)	(71)	(100)

Provision (benefit) for income taxes	$6,352	$3,917	$(221)	$5,532

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2006 and 2005 were as follows:

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Post-retirement obligations	$5,247	$12,050
Goodwill	7,555	789
Inventory	2,036	1,217
Expenses not currently deductible	5,852	6,651
Net operating loss carryover	2,899	1,740
Other	557	883

Total deferred tax assets	24,146	23,330
Valuation allowance for deferred tax assets	(1,252)	(16,389)

Net deferred tax assets	22,894	6,941
Deferred tax liabilities:
Property, plant and equipment	9,650	6,264
Intangible assets	11,730	5,278
Other	1,108	203

Total deferred tax liabilities	22,488	11,745

Net deferred tax assets (liabilities)	$406	$(4,804)

At December 31, 2006 and 2005, the Company had net operating loss carryforwards primarily related to operations in France of $3.4 million and $4.3 million, respectively, and in the United Kingdom of $4.2 million and $0, respectively, which can be carried forward indefinitely.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes (Continued)

The decrease in net deferred tax liabilities for the year includes a deferred tax benefit of approximately $16.4 million attributable to the release of valuation allowances initially established in purchase accounting. The release of the valuation allowance resulted in a reduction of book goodwill. The decrease in net deferred tax liability from the release of previously established valuation allowance was offset by additional deferred tax liabilities generated as a result of the Hay Hall acquisition of $6.4 million and approximately $4.3 million attributable to accrued pension liabilities and currency translation adjustments recorded through other comprehensive income.

Valuation allowances are established for a deferred tax asset that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance at December 31, 2006 of $1.3 million, related to a valuation allowance established on NOL’s acquired as part of the Hay Hall acquisition, and $16.4 million as of December 31, 2005, has been recognized to offset deferred tax assets due to the uncertainty of realizing the benefits of the deferred tax assets. The decrease in the valuation allowance relates primarily to deferred tax adjustments associated with purchase price accounting and have been recorded to goodwill. The total valuation allowance existing at December 31, 2006 of approximately $1.3 million will be allocated to reduce book goodwill if and when released in subsequent periods.

The undistributed earnings of the Company’s foreign subsidiaries on which tax is not provided was approximately $2.3 million as of December 31, 2006, and are considered to be indefinitely reinvested. As of December 31, 2006, the Company has not recorded U.S. federal deferred income taxes on these undistributed earnings from its foreign subsidiaries. It is expected that these earnings will be permanently reinvested in operations outside the U.S. If the undistributed earnings were not reinvested in operations outside the U.S., the tax impact would be approximately $0.9 million to the Company.

The Company is included in the consolidated income tax return filing of Altra Holdings Inc. & Subsidiaries.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans and postretirement benefit plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 Employers’ Accounting for Pensions (“SFAS No. 87”), all of which were previously netted against the plan’s funded status in the Company’s

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Pension and Other Employee Benefits (Continued)

statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Application of SFAS No. 158.”

	Pension as of December 31, 2006
	Prior to	As Reported
	Adopting	at December 31,
	SFAS No. 158	2006

Plan Funded Status:
Benefit obligation	$(26,121)	$(26,121)
Allowance for future salary increases	—	—

Projected benefit obligation	(26,121)	(26,121)
Fair value of assets	10,952	10,952

Funded Status	$(15,169)	$(15,169)
Unrecognized loss	1,154	N/A
Unrecognized prior service cost	43	N/A

Accrued benefit cost	(13,972)	N/A

Balance Sheet:
Prepaid benefit cost	$—	N/A
Intangible asset	43	N/A
Accrued benefit cost	(15,122)	N/A

Net liability	$(15,079)	$(15,169)

Corresponding charges to equity accounts:
Retained earnings	$13,972	$13,972
Accumulated other comprehensive income (loss)	1,154	1,197

Total charges to equity	$15,126	$15,169

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Pension and Other Employee Benefits (Continued)

	Post-Retirement Benefits as of December 31, 2006
	Prior to	As Reported
	Adopting	at December 31,
	SFAS No. 158	2006

Plan Funded Status:
Benefit obligation	$(3,549)	$(3,549)
Fair value of assets	—	—

Funded Status	(3,549)	(3,549)
Unrecognized gain	(1,016)	N/A
Unrecognized prior service cost	(3,602)	N/A

Accrued benefit cost	(8,167)	N/A

Balance Sheet:
Prepaid benefit cost	N/A	N/A
Intangible asset	N/A	N/A
Accrued benefit cost	N/A	N/A

Net liability	$ N/A	$(3,549)

Corresponding charges to equity accounts:
Retained earnings	N/A	8,167
Accumulated other comprehensive income (loss)	N/A	(4,618)

Total charges to equity	$ N/A	$3,549

Included in accumulated other comprehensive income (loss) at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.4 million ($0.2 net of tax) and unrecognized actuarial losses $1.5 million ($0.9 net of tax).

The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2006 and 2005:

	Pension Benefits		Post Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Change in benefit obligation:
Obligation at beginning of period	$27,697	$24,706	$10,983	$12,570
Service cost	513	591	140	295
Interest cost	1,491	1,362	315	549
Amendments	57	55	(2,564)	(2,088)
Curtailments	119	—	(3,838)	—
Actuarial loss (gain)	(1,188)	1,610	(1,291)	(218)
Foreign exchange effect	326	(424)	—	—
Benefits paid	(2,894)	(203)	(196)	(125)

Obligation at end of period	26,121	$27,697	$3,549	$10,983

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)
9.  Pension and Other Employee Benefits (Continued)

	Pension Benefits		Post Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Change in plan assets:
Fair value of plan assets, beginning of period	$5,832	$4,647	$—	$—
Actual return on plan assets	821	309	—	—
Employer contribution	7,193	961	196	125
Benefits paid	(2,894)	(85)	(196)	(125)

Fair value of plan assets, end of period	$10,952	$5,832	$—	$—

Funded status	$(15,169)	$(21,865)	$(3,549)	$(10,983)
Amounts Recognized in the balance sheet consist of:
Non current assets	$—	$(49)	$—	$—
Current liabilities	—	(7,448)	(287)	—
Non-current liabilities	(15,169)	(14,368)	(3,262)	(12,500)

Total	$(15,169)	$(21,865)	$(3,549)	$(12,500)

For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2006 and 2005 was $26.1 million and $27.7 million, respectively. Non-US pension liabilities recognized in the amounts presented above are $3.4 million and $2.9 million at December 31, 2006 and 2005, respectively.

The weighted average discount rate used in the computation of the respective benefit obligations at December 31, 2006 and 2005 presented above are as follows:

	Pension Benefits
	2006	2005

Pension Benefits	5.75%	5.5%
Other Postretirement Benefits	5.75%	5.5%

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Pension and Other Employee Benefits (Continued)

The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits				Post Retirement Benefits
				Predecessor				Predecessor
				(Note 1)				(Note 1)
			From				From
			Inception				Inception
			(December 1,				(December 1,
			2004)	11 Months			2004)	11 Months
	Year Ended	Year Ended	through	Ended	Year Ended	Year Ended	through	Ended
	December 31,	December 31,	December 31,	November 30,	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004	2006	2005	2004	2004
Service cost	$513	$591	$35	$530	$140	$295	$30	$269
Interest cost	1,491	1,362	112	8,352	315	549	59	1,654
Recognized net actuarial loss	—	—	—	2,783	(113)	—	—	183
Expected return on plan assets	(829)	(431)	(31)	(9,747)	—	—	—	—
Settlement/Curtailment	119	—	—	—	(3,838)	—	—	—
Amortization	6	72	—	14	(640)	(423)	—	(19)

Net periodic benefit cost	$1,300	$1,594	$116	$1,932	$(4,136)	$421	$89	$2,087

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits				Postretirement Benefits
				Predecessor				Predecessor
				(Note 1)				(Note 1)
			From				From
			Inception				Inception
			(December 1,				(December 1,
			2004)	11 Months	Year	Year	2004)	11 Months
	Year Ended	Year Ended	through	Ended	Ended	Ended	through	Ended
	December 31,	December 31,	December 31,	November 30,	December 31,	December 31,	December 31,	November 30,
	2006	2005	2004	2004	2006	2005	2004	2004
Discount rate	5.5%	5.5%	6.0%	6.2%	5.5%	5.5%	6.0%	6.3%
Expected return on plan assets	8.5%	8.5%	8.5%	8.5%	N/A	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Pension and Other Employee Benefits (Continued)

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

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on service and interest cost components for the period January 1, 2006 through December 31, 2006	$67	$(51)
Effect on the December 31, 2006 post-retirement benefit obligation	$324	$(266)

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

The asset allocations for the Company’s funded retirement plan at December 31, 2006 and 2005, respectively, and the target allocation for 2006, by asset category, are as follows:

	Allocation Percentage of Plan Assets at Year-End
	2006	2006	2005
Asset Category	Actual	Target	Actual

Equity securities	59%	65%	67%
Fixed income securities	41%	35%	33%

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

Notes to Consolidated Financial Statements — (Continued)

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

		Pension	Postretirement
		Benefits	Benefits

Expected benefit payments (from plan assets)	2007	$594	$287
	2008	801	302
	2009	1,035	298
	2010	1,228	299
	2011	1,392	282
	2012-2016	9,586	1,049

The Company contributed $6.9 million to its pension plan in 2006. The Company has cash funding requirements associated with its pension plan which are estimated to be $3.6 million in 2007, $2.5 million in 2008 and $1.9 million annually until 2011.

In May 2006, the Company renegotiated its contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan for employees at that location has been terminated for all eligible participants who had not retired, or given notice to retire in 2006, by August 1, 2006. The Company recognized a non-cash gain associated with the curtailment of these plans in 2006 of $3.8 million.

Defined Contribution Plans

At November 30, 2004, the Company established a defined contribution plan for substantially all full-time U.S.-based employees on terms that mirror those previously provided by the Predecessor. All active employees became participants of the Company’s plan and all of their account balances in the Predecessor plans were transferred to the Company’s plan at Inception.

Under the terms of the Company’s plan, eligible employees may contribute from one to fifteen percent of their compensation to the plan on a pre-tax basis. The Company makes a matching contribution equal to half of the first six percent of salary contributed by each employee and makes a unilateral contribution of three percent of all employees’ salary (including non-contributing employees). The Company’s expense associated with the defined contribution plan was $2.9 million and $2.5 million during the years ended December 31, 2006 and December 31, 2005, respectively.

10.	Long-Term Debt

Revolving Credit Agreement

At November 30, 2004, the Company entered into an agreement for up to $30 million of revolving borrowings from a commercial bank (the Revolving Credit Agreement), subject to certain limitations requiring that the Company maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. The Company may use up to $10 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Long-Term Debt (Continued)

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

Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at December 31, 2006. The Company was in compliance with certain covenants and obtained a waiver for noncompliance with one covenant at December 31, 2005.

There were no borrowings under the Revolving Credit Agreement at December 31, 2006 and 2005; the lender had issued $2.9 million and $2.4 million of outstanding letters of credit on behalf of the Company at December 31, 2006 and 2005, respectively.

9% Senior Secured Notes

At November 30, 2004, the Company issued 9% Senior Secured Notes (Senior Secured Notes), with a face value of $165 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.8 million of deferred financing costs (included in other assets).

The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by the Company. Through December 1, 2007, The Company may elect to redeem up to 35% of the Senior Secured Notes with the proceeds of certain equity transactions by paying a 9% premium of the amounts paid by such redemption. From December 1, 2008 through November 30, 2009, the Company may also elect to redeem any or all of the Senior Secured Notes still outstanding by paying a 4.5% premium of the amounts paid for such redemptions. A 2.25% premium is due for redemptions completed from December 1, 2009 to November 30, 2010. Subsequent to November 30, 2010, the Company may elect to redeem any or all of the Senior Notes then outstanding at face value.

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. As of December 31, 2006 the Company was in compliance with all of the requirements of the Senior Secured Notes.

11.25% Senior Notes

At February 8, 2006, the Company issued 11.25% Senior Notes (Senior Notes), with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Long-Term Debt (Continued)

Notes is approximately 11.7%, after consideration of the $2.5 million of deferred financing costs (included in other assets).

The Senior Notes mature on February 13, 2013, unless previously redeemed by the Company. Through February 15, 2009, the Company may elect to redeem up to 35% of the Senior Notes with the proceeds of certain equity transactions by paying an 11.25% premium of the amounts paid by such redemption. From February 15, 2010 through February 14, 2011, the Company may also elect to redeem any or all of the Senior Notes still outstanding by paying a 5.63% premium of the amounts paid for such redemptions. A 2.81% premium is due for redemptions completed from February 15, 2011 to February 14, 2012. Subsequent to February 14, 2012, the Company may elect to redeem any or all of the Senior Notes then outstanding at face value.

The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the Senior Notes as of December 31, 2006.

On February 27, 2007, the Company redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Notes, plus accrued and unpaid interest. The remaining principal of the Senior Notes mature on February 13, 2013, unless previously redeemed by the Company.

Mortgage

In June 2006, the Company’s German subsidiary entered into a mortgage on their building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €2.0 million, an interest rate of 5.75% and is payable in monthly installments over 15 years. The balance of the mortgage as of December 31, 2006 was $2.6 million.

Capital Leases (see also Note 15)

The Company has certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $1.5 million and $0.3 million at December 31, 2006 and 2005, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

Cash Obligations

The company has cash obligations of $0.1 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million for the years ended December 31, 2007, 2008, 2009, 2010, 2011 and $231.7 million thereafter.

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Related-Party Transactions

Bear Linear Acquisition

One of the three members of Bear Linear, Robert F. Bauchiero, is the son of one of our directors, Frank E. Bauchiero. The Board of Directors of the Company unanimously approved the acquisition of Bear Linear which was conducted by arms length negotiations between the parties.

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

Management Agreement

At November 30, 2004, the Company and Holdings entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $1.0 million, $1.0 million and $0.1 million in management fees, included in selling, general and administrative expenses for the years ended December 31, 2006, December 31, 2005 and for the period from inception through December 31, 2004, respectively. Genstar also received a one-time transaction fee of $4.0 million, and $0.4 million in reimbursement of transaction related expenses, for advisory services it provided in connection with the acquisitions and related financings for the PTH acquisition, and $1.0 million for the Hayhall acquisition and such amounts are reflected in selling, general and administrative expenses for the period from inception (December 1) through December 31, 2004 and year ended December 31, 2006, respectively. At December 31, 2005, the Company had $0.3 million recorded in accruals and other liabilities as a payable to Genstar in connection with the annual consulting fee. In December 2006, the Genstar management agreement was terminated and $3.0 million was paid to Genstar as a termination fee. There are no amounts in accruals or other liabilities payable to Genstar as of December 31, 2006.

Transition Services Agreement

In connection with the acquisition of the Predecessor operations from Colfax, the Company entered into a transition services agreement with Colfax whereby Colfax agreed to provide the Company with transitional support services. The transition services include the continued access to Colfax’ employee benefit plans through February 2005, the provision of certain accounting, treasury, tax and payroll services through various periods all of which ended by May 2005 and the transition of management oversight of various on- going business initiatives through May 2005. The cost of these services was less than $0.1 million.

Predecessor Related Party Transactions

Danaher Corporation (Danaher) was related to the Predecessor through common ownership. Revenue from sales of products to Danaher was approximately $0.3 for the eleven months ended November 30, 2004. Purchases of products from Danaher amounted to $5.8 million in the eleven months ending November 30, 2004.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Related-Party Transactions (Continued)

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

No customer represented greater than 10% of total sales for the year ended December 31, 2006, December 31, 2005 or the period December 1, 2004 through December 31, 2004. One customer represented 10.3% of total sales in the period January 1, 2004 through November 30, 2004.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company and its Predecessor operate in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows:

	Net Sales				Property, Plant and Equipment
				Predecessor
				(Note 1)
			December 1,	11 Months
	Year-Ended	Year-Ended	2004 through	Ended
	December 31,	December 31,	December 31,	November 30,	December 31,	December 31,
	2006	2005	2004	2004	2006	2005
North America (primarily U.S.)	$332,647	$288,883	$23,071	$207,731	$50,673	$47,587
Europe	113,799	59,176	4,632	54,141	29,865	16,968
Asia and other	15,839	15,406	922	13,165	1,849	1,838

Total	$462,285	$363,465	$28,625	$275,037	$82,387	$66,393

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets.

See the Non-Guarantor balance sheet in Note 16 for net assets of foreign subsidiaries at December 31, 2006 and 2005.

The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.

Approximately 26.9% of the Company’s labor force (22.7% and 53.3% in the United States and Europe, respectively) is represented by collective bargaining agreements. Approximately 8% of our employees are covered by collective bargaining agreements due to expire during 2007.

14.	Predecessor Restructuring, Asset Impairment and Transition Expenses

Beginning in the fourth quarter of 2002, the Predecessor adopted certain restructuring programs intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing and sourcing to low-cost countries. The Predecessor did not exit any of its operating activities and these programs did not reduce sales. The amounts recorded as restructuring charges, asset impairment and transition expenses in the Consolidated Statement of Comprehensive Income (Loss) for the period January 1, 2004 through November 30, 2004 amounted to approximately $0.9 and were comprised of the following major categories:

11 Months Ended
November 30,
2004

Accrued restructuring charge	$—
Impairment or loss on sale of fixed assets	306
Period cost transition expenses	641

$947

Certain period costs such as relocation, training, recruiting, duplicative associates and moving costs resulting from restructuring programs amounted to $0.6 million for the period January 1, 2004 through

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Predecessor Restructuring, Asset Impairment and Transition Expenses (Continued)

November 30, 2004 were included as a component of transition expense. A summary of Predecessor cost reduction programs follows.

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Predecessor Restructuring, Asset Impairment and Transition Expenses (Continued)

Predecessor asset impairment and losses on sales of assets by program for the period January 1, 2004 through November 30, 2004, were as follows:

11 Months Ended
November 30,
2004

United States programs:
Speed reducer product line consolidation	$—
Electronic clutch brake consolidation	306

Total United States programs	$306
Total non-cash asset impairment and loss on sale of assets	$306

Predecessor total transition expenses by program for the period January 1, 2004 through November 30, 2004 were as follows:

11 Months Ended
November 30,
2004

United States programs:
Speed reducer product line consolidation	$—
Electronic clutch brake consolidation	641
Sprag clutch consolidation	—
Heavy duty clutch consolidation	—
Administrative streamlining	—

Total United States programs	$641
Europe and Asia electronic clutch brake consolidation	—

Total transition expense	$641

Predecessor transition expense by major expense component for the period January 1, 2004 through November 30, 2004 were as follows:

11 Months Ended
November 30,
2004

Training	$—
Relocation	—
Moving costs	—
Severance	—
Duplicate employees	—
ERP system integration	—
Other	641

Total transition expense	$641

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Predecessor Restructuring, Asset Impairment and Transition Expenses (Continued)

Cash paid by the Predecessor to support its restructuring programs for the period January 1, 2004 through November 30, 2004 was as follows:

11 Months Ended
November 30,
2004

United States programs:
Speed reducer product line consolidation	$331
Electronic clutch brake consolidation	711
Sprag clutch consolidation	89
Heavy duty clutch consolidation	158
Administrative streamlining	8

Total United States programs	$1,297
Europe and Asia electronic clutch brake consolidation	288

Cash charged against the restructuring reserve	$1,585
Transition expense	641

Total cash utilized	$2,226

The Predecessor’s accrued restructuring expenses were essentially fully-paid by the Predecessor at November 30, 2004, as follows:

11 Months Ended
November 30,
2004

Balance at beginning of period	$1,606
Cash payments	(1,585)

Balance at end of period	$21

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

15.	Commitments and Contingencies

Minimum Lease Obligations

The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

Year Ending December 31:	Operating Leases	Capital Leases

2007	$4,149	$573
2008	2,938	433
2009	1,943	393
2010	875	146
2011	555	64
Thereafter	1,464	—

Total lease obligations	$11,924	1,609

Less amounts representing interest		(61)

Present value of minimum capital lease obligations		$1,548

Net rent expense under operating leases for the years ended December 31, 2006, December 31, 2005 and the periods from Inception to December 31, 2004, and January 1, 2004 to November 30, 2004 was approximately $6.6 million, $4.3 million, $0.5 million and $5.4 million, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

16.	Guarantor Subsidiaries

The following tables present separately the financial position, results of operations, and cash flows for the Company and its Predecessor for: (a) the subsidiaries of the Company and its Predecessor that are guarantors of the Notes, which are all 100% owned U.S. domestic subsidiaries of the Company (Guarantor Subsidiaries), and (b) the subsidiaries of the Company and its Predecessor that are not guaranteeing the Notes, which include all non-domestic subsidiaries of the Company (Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Notes were entered into and issued in connection with the acquisition of the Predecessor and Kilian.

Condensed Consolidating Balance Sheets of the Company
December 31, 2006

	December 31, 2006
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$41,016	$(5,488)	$6,999	$—	$42,527
Trade receivables, less allowance for doubtful accounts	—	37,780	23,726	—	61,506
Loan receivable from related parties	9,866	36,681	—	(46,547)	—
Inventories, less allowances for obsolete materials	—	50,573	25,196	—	75,769
Deferred income taxes	—	7,159	(376)	—	6,783
Prepaid expenses and other	1,875	3,353	2,304	—	7,532

Total current assets	52,757	130,058	57,849	(46,547)	194,117
Property, plant and equipment, net	—	48,762	33,625	—	82,387
Intangible assets, net	—	36,708	22,954	—	59,662
Goodwill	—	41,660	23,737	—	65,397
Deferred income taxes	—	2,120	15	—	2,135
Other assets	5,302	279	89	—	5,670
Investments in subsidiaries	258,221	—	—	(258,221)	—

	$316,280	$259,587	$138,269	$(304,768)	$409,368

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$18,316	$15,737	$—	$34,053
Accrued payroll	330	9,714	5,513	—	15,557
Accruals and other current liabilities	7,485	3,428	2,796	—	13,709
Taxes payable	3,935	1,509	1,105	—	6,549
Deferred income taxes	—	—	1,382	—	1,382
Current portion of long-term debt	—	254	319	—	573
Loans payable from related parties	—	—	46,547	(46,547)	—

Total current liabilities	11,750	33,221	73,399	(46,547)	71,823
Long-term debt, less current portion	225,011	349	3,195	—	228,555
Deferred income taxes	—	(1,156)	8,286	—	7,130
Pension liabilities	—	11,797	3,372	—	15,169
Other post-retirement benefits	—	3,262	—	—	3,262
Other long-term liabilities	—	682	3,228	—	3,910

Total liabilities	236,761	48,155	91,480	(46,547)	329,849

Total stockholder’s equity	79,519	211,432	46,789	(258,221)	79,519

	$316,280	$259,587	$138,269	$(304,768)	$409,368

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets of the Company
December 31, 2005

	December 31, 2005
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,819	$(2,713)	$3,954	$—	$10,060
Trade receivables, less allowance for doubtful accounts	—	32,892	13,549	—	46,441
Loan receivable from related parties	—	34,306	4,301	(38,607)	—
Inventories, less allowances for obsolete materials	—	43,562	11,092	—	54,654
Deferred income taxes	—	2,652	127	—	2,779
Prepaid expenses and other	25	934	1,014	—	1,973

Total current assets	8,844	111,633	34,037	(38,607)	115,907
Property, plant and equipment, net	—	45,405	20,988	—	66,393
Intangible assets, net	—	36,729	8,022	—	44,751
Goodwill	—	53,784	11,561	—	65,345
Other assets	4,804	167	37	—	5,008
Investments in subsidiaries	225,974	—	—	(225,974)	—

	$239,622	$247,718	$74,645	$(264,581)	$297,404

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$44	$21,931	$8,749	$—	$30,724
Accrued payroll	—	12,487	3,529	—	16,016
Accruals and other current liabilities	2,499	1,613	1,828	—	5,940
Taxes payable	438	1,404	1,090	—	2,932
Deferred income taxes	—	—	33	—	33
Current portion of long-term debt	—	186	—	—	186
Loans payable from related parties	38,607	—	—	(38,607)	—

Total current liabilities	41,688	37,621	15,229	(38,607)	55,831
Long-term debt, less current portion	159,421	153	—	—	159,574
Deferred income taxes	—	1,719	5,831	—	7,550
Pension liabilities	—	18,872	2,863	—	21,735
Other post-retirement benefits	—	12,500	—	—	12,500
Other long-term liabilities	—	107	1,494	—	1,601

Total liabilities	200,009	70,972	25,417	(38,607)	258,791

Total stockholder’s equity	38,613	176,746	49,228	(225,974)	38,613

	$239,622	$247,718	$74,645	$(264,581)	$297,404

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations of the Company
Year ended December 31, 2006

	Year Ended December 31, 2006
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

Net sales	$—	$325,684	$152,641	$(16,040)	$462,285
Cost of sales	—	237,138	115,738	(16,040)	336,836

Gross profit	—	88,546	36,903	—	125,449
Selling, general and administrative expenses	4,005	50,082	29,169	—	83,256
Research and development costs	—	2,689	2,249		4,938
Other post-retirement benefit plan curtailment	—	(3,838)	—	—	(3,838)

Income from operations	(4,005)	39,613	5,485	—	41,093
Interest expense (income)	17,444	(124)	6,202	—	23,522
Other non-operating expense (income)	435	(93)	514	—	856
Equity in earnings of subsidiaries	32,247	—	—	(32,247)	—

Income before income taxes	10,363	39,830	(1,231)	(32,247)	16,715
Provision for income taxes	—	5,144	1,208	—	6,352

Net (loss) income	$10,363	$34,686	$(2,439)	$(32,247)	$10,363

Condensed Consolidating Statements of Operations of the Company
Year ended December 31, 2005

	Year Ended December 31, 2005
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

Net sales	$—	$279,292	$93,201	$(9,028)	$363,465
Cost of sales	—	211,898	69,082	(9,028)	271,952

Gross profit	—	67,394	24,119	—	91,513
Selling, general and administrative expenses	—	43,729	17,692	—	61,421
Research and development expenses	—	2,478	2,205	—	4,683

Income from operations	—	21,187	4,222	—	25,409
Interest expense (income)	16,908	(339)	496	—	17,065
Other non-operating expense (income)	(17)	—	—	—	(17)
Equity in earnings of subsidiaries	21,335	—	—	(21,335)	—

Income before income taxes	4,444	21,526	3,726	(21,335)	8,361
Provision for income taxes	—	2,655	1,262	—	3,917

Net income	$4,444	$18,871	$2,464	$(21,335)	$4,444

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations of the Company
Period from Inception (December 1, 2004) through December 31, 2004

	Period from Inception (December 1, 2004) to December 31, 2004
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

Net sales	$—	$22,591	$6,850	$(816)	$28,625
Cost of sales	—	19,115	5,548	(816)	23,847

Gross profit	—	3,476	1,302	—	4,778
Selling, general and administrative expenses	4,855	3,480	638	—	8,973
Research and development expenses	—	176	202	—	378

(Loss) income from operations	(4,855)	(180)	462	—	(4,573)
Interest expense (income)	1,384	(82)	108	—	1,410
Equity in earnings of subsidiaries	256	—	—	(256)	—

Income (loss) before income taxes	(5,983)	(98)	354	(256)	(5,983)
(Benefit) provision for income taxes	(221)	—	—	—	(221)

Net (loss) income	$(5,762)	$(98)	$354	$(256)	$(5,762)

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows of the Company
Year ended December 31, 2006

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$10,363	$34,686	$(2,439)	$(32,247)	$10,363
Undistributed equity in earnings of subsidiaries	(32,247)	—	—	32,247	—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	—	6,593	4,228	—	10,821
Amortization of intangible assets	—	3,469	321	—	3,790
Amortization and write-off of deferred loan costs	968	—	—	—	968
Accretion of debt discount	942	—	—	—	942
Amortization of inventory fair value adjustment	—	245	2,033	—	2,278
Provision for deferred taxes	—	2,341	(1,151)	—	1,190
Stock-based compensation	1,945	—	—	—	1,945
Loss on foreign currency, net	415	—	664	—	1,079
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	—	(3,838)
Changes in operating assets and liabilities:
Trade receivables	—	(2,363)	2,033	—	(330)
Inventories	—	(4,285)	312	—	(3,973)
Accounts payable and accrued liabilities	8,769	(15,905)	(3,141)	—	(10,277)
Other current assets and liabilities	(1,849)	128	(576)	—	(2,297)
Other operating assets and liabilities	1,265	280	(793)	—	752

Net cash (used in) provided by continuing operating activities	$(9,429)	$21,351	$1,491	—	$13,413
Cash flows from investing activities:
Purchases of fixed assets	—	(7,213)	(2,195)	—	(9,408)
Acquisitions, net of cash acquired	—	(13,065)	(40,690)	—	(53,755)

Net cash used in investing activities	$—	$(20,278)	$(42,885)	—	$(63,163)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of costs	57,625	—	—	—	57,625
Proceeds from mortgages	—	—	2,510	—	2,510
Payment of debt issuance costs	(2,731)	—	—	—	(2,731)
Payment on behalf of parent company	24,389	—	—	—	24,389
Borrowings under revolving credit agreements	5,057	—	—	—	5,057
Payments on revolving credit agreements	(5,057)	—	—	—	(5,057)
Payment of capital leases	—	(183)	(58)	—	(241)
Change in affiliated debt	(37,657)	(3,665)	41,322	—	—

Net cash provided by (used in) financing activities	$41,626	$(3,848)	$43,774	—	81,552

Effect of exchange rates on cash	—	—	665	—	665

Increase (decrease) in cash and cash equivalents	32,197	(2,775)	3,045	—	32,467
Cash and cash equivalents, beginning of the period	8,819	(2,713)	3,954	—	10,060

Cash and cash equivalents, end of period	$41,016	$(5,488)	$6,999	$—	$42,527

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows of the Company
Year Ended December 31, 2005

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$4,444	$18,871	$2,464	$(21,335)	$4,444
Undistributed equity in earnings of subsidiaries	(21,335)	—	—	21,335	—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	—	5,845	2,729	—	8,574
Amortization of intangible assets	—	2,261	698	—	2,959
Amortization and write-off of deferred loan costs	621	—	—	—	621
Accretion of debt discount	942	—	—	—	942
Amortization of inventory fair value adjustment	—	1,270	429	—	1,699
Gain on sale of fixed assets	—	—	(99)	—	(99)
Provision for deferred taxes	—	568	(320)	—	248
Changes in operating assets and liabilities:
Trade receivables	—	(1,608)	(1,046)	—	(2,654)
Inventories	—	(2,894)	1,541	—	(1,353)
Accounts payable and accrued liabilities	(882)	(6,632)	5,682	—	(1,832)
Other current assets and liabilities	(26)	2,727	475	—	2,226
Other operating assets and liabilities	(1,746)	87	(281)	—	(1,940)

Net cash (used in) provided by continuing operating activities	(17,982)	20,495	11,322	—	13,835
Cash flows from investing activities:
Purchases of fixed assets	—	(4,099)	(2,100)	—	(6,199)
Acquisitions, net of cash acquired	—	1,607	—	—	1,607
Payment of additional Kilian purchase price	—	(730)	—	—	(730)
Proceeds from sale of fixed assets	—	20	105	—	125

Net cash used in investing activities	—	(3,202)	(1,995)	—	(5,197)
Cash flows from financing activities:
Payment of debt issuance costs	(338)	—	—	—	(338)
Payment on behalf of parent company	(1,610)	—	—	—	(1,610)
Borrowings under revolving credit agreements	4,408	—	—	—	4,408
Payments on revolving credit agreements	(4,408)	—	—	—	(4,408)
Payment of capital leases	—	(169)	(666)	—	(835)
Change in affiliated debt	26,530	(17,924)	(8,606)	—	—

Net cash provided by (used in) financing activities	24,582	(18,093)	(9,272)	—	(2,783)

Effect of exchange rates on cash	—	—	(524)	—	(524)

Increase (decrease) in cash and cash equivalents	6,600	(800)	(469)	—	5,331
Cash and cash equivalents, beginning of the period	2,219	(1,913)	4,423	—	4,729

Cash and cash equivalents, end of period	$8,819	$(2,713)	$3,954	$—	$10,060

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows of the Company
Period from Inception (December 1, 2004) through December 31, 2004

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(5,762)	$(98)	$354	$(256)	$(5,762)
Undistributed equity in earnings of subsidiaries	(256)	—	—	256	—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	—	551	122	—	673
Amortization of intangible assets	—	196	50	—	246
Amortization and write-off of deferred loan costs	49	—	—	—	49
Accretion of debt discount	79	—	—	—	79
Amortization of inventory fair value adjustment	—	1,270	429	—	1,699
Benefit for deferred taxes	—	(1,031)	—	—	(1,031)
Changes in operating assets and liabilities:
Trade receivables	—	(1,403)	1,079	—	(324)
Inventories	—	994	(1,406)	—	(412)
Accounts payable and accrued liabilities	1,900	8,899	(1,326)	—	9,473
Other current assets and liabilities	—	(2,222)	96	—	(2,126)
Other operating assets and liabilities	3,357	(356)	58	—	3,059

Net cash (used in) provided by continuing operating activities	(633)	6,800	(544)	—	5,623
Cash flows from investing activities:
Purchases of fixed assets	—	(243)	(46)	—	(289)
Acquisitions, net of cash acquired	(182,479)	(1,949)	4,316	—	(180,112)

Net cash used in investing activities	(182,479)	(2,192)	4,270	—	(180,401)
Cash flows from financing activities:
Contributed capital	39,994	—	—	—	39,994
Proceeds from issuance of senior subordinated notes	158,400	—	—	—	158,400
Payment of debt acquired in acquisitions	(12,178)	—	—	—	(12,178)
Payment of debt issuance costs	(6,747)	—	—	—	(6,747)
Payment of capital leases	—	(37)	—	—	(37)
Borrowings under revolving credit agreements	4,988	—	—	—	4,988
Payments on revolving credit agreements	(4,988)	—	—	—	(4,988)
Change in affiliated debt	5,862	(6,484)	622	—	—

Net cash provided by (used in) financing activities	185,331	(6,521)	622	—	179,432

Effect of exchange rates on cash	—	—	75	—	75

Increase (decrease) in cash and cash equivalents	2,219	(1,913)	4,423	—	4,729
Cash and cash equivalents, beginning of the period	—	—	—	—	—

Cash and cash equivalents, end of period	$2,219	$(1,913)	$4,423	$—	$4,729

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows of the Predecessor
Period from January 1, 2004 through November 30, 2004

		Non-
	Guarantor	Guarantor	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$6,895	$1,742	$(1,742)	$6,895
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	5,038	1,036	—	6,074
Gain on sale of fixed assets	(1,300)	—	—	(1,300)
Provision for deferred taxes	102	15	—	117
Changes in operating assets and liabilities:
Trade receivables	(492)	(3,705)	—	(4,197)
Inventories	(2,610)	(3,808)	—	(6,418)
Accounts payable and accrued liabilities	4,825	(1,091)	—	3,734
Other current assets and liabilities	2,883	(1,406)	—	1,477
Other operating assets and liabilities	(2,794)	16	—	(2,778)

Net cash provided by (used in) operating activities	12,547	(7,201)	(1,742)	3,604

Cash flows from investing activities:
Purchases of fixed assets	(2,533)	(956)	—	(3,489)
Sale of fixed assets	4,442	—	—	4,442

Net cash provided by (used in) investing activities	1,909	(956)	—	953
Cash flows from financing activities:
Change in affiliated debt	(13,697)	(921)	—	(14,618)
Contribution from affiliates	2,019	4,161	1,742	7,922

Net cash (used in) provided by financing activities	(11,678)	3,240	1,742	(6,696)

Effect of exchange rates on cash	—	159	—	159

Increase (decrease) in cash and cash equivalents	2,778	(4,758)	—	(1,980)
Cash and cash equivalents, beginning of the period	(125)	3,288	—	3,163

Cash and cash equivalents, end of period	$2,653	$(1,470)	$—	$1,183

ALTRA INDUSTRIAL MOTION, INC.

Notes to Consolidated Financial Statements — (Continued)

17.	Unaudited Quarterly Results of Operations (in thousands):

Year ending December 31, 2006

	Fourth	Third	Second	First

Net Sales	$114,774	$112,953	$119,774	$114,784
Gross Profit	30,897	30,425	32,273	31,854
Net (loss) income	(1,587)	3,949	3,917	4,084

Year ending December 31, 2005

	Fourth	Third	Second	First

Net Sales	$90,205	$85,056	$92,902	$95,302
Gross Profit	25,075	21,396	23,162	21,880
Net income	2,012	414	1,822	196

Year ending December 31, 2004

		Predecessor (Note 1)
	Period from
	Inception	Period from
	(December 1)	October 1, 2004
	to	to
	December 31,	November 30,
	2004	2004	Third	Second	First
Net Sales	$28,625	$46,770	$72,413	$77,963	$77,891
Gross Profit	4,778	10,088	17,838	18,459	19,399
Net income (loss)	(5,762)	843	(1,241)	2,516	4,777

18.	Subsequent Event

On February 17, 2007, our Parent entered into an Agreement and Plan of Merger (“Merger Agreement”) with TB Woods’s Corporation. Under the Merger Agreement, a wholly owned subsidiary of the Parent is to acquire all of the outstanding shares of common stock, par value $0.01 per share, of TB Wood’s at a price of $24.80 per share. The transaction is expected to close in April 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

(a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this annual report pursuant to General Instruction I (2)(c) of Form 10-K

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is omitted pursuant to General Instruction I (2)(c).

Item 11.	Executive Compensation

The information required by this item is omitted pursuant to General Instruction I (2)(c).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is omitted pursuant to General Instruction I (2)(c).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is omitted pursuant to General Instruction I (2)(c).

Item 14.	Principal Accountant Fees and Services

For the years ended December 31, 2006 and 2005, aggregate fees for professional services rendered by the Company’s independent auditors, Ernst & Young, in the following categories were as follows (in thousands):

	2006	2005

Audit Fees	$2,562	$2,102
Audit-Related Fees	—	433
Tax Fees	109	49
All Other Fees	—	—

Total	$2,671	$2,584

Audit Fees for the years ended December 31, 2006 and 2005 were for professional services provided for the audit of the Company’s consolidated financial statements, statutory audits, consents and assistance with review of documents filed with the Commission.

Audit-Related Fees for the years ended December 31, 2006 and 2005 were for advice related to accounting and reporting standards and services associated with the PTH and Hay Hall acquisitions and related financing transactions.

Tax Fees for the years ended December 31, 2006 and 2005 were for services related to tax compliance, including the preparation of tax returns; and tax planning and tax advice, including assistance with acquisitions, mergers and foreign operations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1) Financial Statements

See Item 8.

(2) Financial Statement Schedules

See Item 21(b) Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number		Description

2	.1*	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Industrial Motion, Inc.]
2	.2*	Assignment and Assumption Agreement, dated as of November 21, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.]
4	.1*	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee
4	.2*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.1)
4	.4*	Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent
4	.5*	Form of 11 1/4% Senior Notes due 2013
4	.6*	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and Jefferies International Limited, as initial purchasers
4	.7*	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
4	.8*	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
4	.9*	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
4	.10*	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee
10	.1*	Agreement, dated as of October 24, 2004, between Ameridrives International, L.P. and United Steel Workers of America Local 3199-10

Exhibit
Number		Description

10	.2*	Labor Agreement, dated as of December 3, 2001, between Warner Electric LLC (formerly Warner Electric Inc.) and International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America, Local No. 155
10	.3*	Labor Agreement, dated as of January 30, 2005, between Warner Electric LLC (formerly Warner Electric Inc.) and United Steelworkers of America and Local Union No. 3245
10	.4*	Labor Agreement between, dated as of August 9, 2004 between Warner Electric LLC (formerly Warner Electric Inc.) and International Association of Machinists and Aerospace Works, AFL-CIO, and Aeronautical Industrial District Lode 776, Local Lodge 2771
10	.5*	Transition Services Agreement, dated as of November 30, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Industrial Motion, Inc.
10	.6*	Trademarks and Technology License Agreement, dated November 30, 2004, among Colfax Corporation, Altra Holdings, Inc. and Altra Industrial Motion, Inc.
10	.7*	Lease Agreement, dated as of February 13, 2004, between Quincy Hayward Street, LLC and Boston Gear LLC
10	.8*	Lease Agreement, dated as of April 1, 1993, between Textron, Inc. and Nuttall Gear LLC
10	.9*	Lease Agreement, dated as of January 29, 2003, between Olds Properties Corporation and Warner Electric LLC
10	.10*	Ontario Net Industrial Single Lease, dated November 4, 1994, between Slough Estates Canada Limited and Kilian Manufacturing Corporation, with extension dated June 22, 1999
10	.11*	Lease Agreement, dated as of January 1, 2003, between Warner Shui Hing Limited and Bogang Economic Development Company. (English language summary)
10	.12*	Lease Agreement, dated August 5, 1981, between Stieber GmbH and Schmidt Lacke GmbH. (English language summary)
10	.13*	Lease Agreement, dated as of December 21, 1984, between Stieber GmbH and Carola Grundstucksverwaltungsgesellschft GmbH. (English language summary)
10	.14*	Employment Agreement, dated as of January 6, 2005, between Altra Industrial Motion, Inc. and Michael L. Hurt
10	.15*	Employment Agreement, dated as of January 6, 2005, between Altra Industrial Motion, Inc. and Carl Christenson
10	.16*	Employment Agreement, dated as of January 12, 2005, between Altra Industrial Motion, Inc. and David Wall
10	.17*	Form of Transition Agreement
10	.18*	Advisory Services Agreement, dated as of November 30, 2004, among Altra Holdings, Inc., Altra Industrial Motion, Inc. and Genstar Capital L.P.
10	.19*	Altra Holdings, Inc. 2004 Equity Incentive Plan
10	.20*	Form of Restricted Stock Award Agreement
10	.21*	Stock Purchase Agreement dated as of November 30, 2004, between Altra Holdings, Inc. and Altra Industrial Motion, Inc.
10	.22*	Credit Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc. and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Bank, as Lead Arranger
10	.23*	Security Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the other Grantors listed therein and The Bank of New York Trust Company, N.A.
10	.24*	Patent Security Agreement, dated as of November 30, 2004, among Kilian Manufacturing Corporation, Warner Electric Technology LLC, Formsprag LLC, Boston Gear LLC, Ameridrives International, L.P. and The Bank of New York Trust Company, N.A.
10	.25*	Trademark Security Agreement, dated as of November 30, 2004, among Warner Electric Technology LLC, Boston Gear LLC and The Bank of New York Trust Company, N.A.

Exhibit
Number		Description

10	.26*	Intercreditor and Lien Subordination Agreement, dated as of November 30, 2004, among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A. and Altra Industrial Motion, Inc.
10	.27*	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein
10.28		First Amendment to Credit Agreement, dated as of December 30, 2004, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10.29		Second Amendment to Credit Agreement, dated as of January 14, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10.30		Third Amendment to Credit Agreement, dated as of January 31, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
10.31		Fouth Amendment to Credit Agreement, dated as of February 16, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.
21.1		Subsidiaries of Altra Industrial Motion, Inc.
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed previously.

Item 21(b)

Altra Industrial Motion, Inc.

SCHEDULE II-Valuation and Qualifying Accounts

	Balance at
	Beginning of			Balance at
Reserve for Inventory Obsolescence:	Period	Additions	Deductions	End of Period

Predecessor-For the year ended November 30, 2004	$6,813	$1,459	$(2,084)	$6,188
From Inception (December 1) through December 31, 2004	6,188	545	(372)	6,361
For the year ended December 31, 2005	6,361	2,385	(1,903)	6,843
For the year ended December 31, 2006	$6,843	$5,596	$(2,276)	$10,163

	Balance at
	Beginning of			Balance at
Reserve for Uncollectible Accounts:	Period	Additions	Deductions	End of Period

Predecessor-For the year ended November 30, 2004	$1,616	$589	$(772)	$1,433
From Inception (December 1) through December 31, 2004	1,433	135	(145)	1,424
For the year ended December 31, 2005	1,424	687	(314)	1,797
For the year ended December 31, 2006	$1,797	$923	$(703)	$2,017

	Balance at
	Beginning
	of			Balance at
Income Tax Assets Valuation Allowance:	Period	Additions	Deductions	End of Period

Predecessor-For the year ended November 30, 2004	$17,834	$895	$—	$18,729
From Inception (December 1) through December 31, 2004(1)	18,462	—	(88)	18,374
For the year ended December 31, 2005	18,374	—	$(1,985)	16,389
For the year ended December 31, 2006	$16,389	$1,252	$(16,389)	$1,252

(1)	The difference between the balance at the end of the period ending November 30, 2004 and the balance at December 1, 2004 is the result of purchase accounting for the PTH Acquisition.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.

By:	/s/ Michael L. Hurt
Name: Michael L. Hurt

Title:	Chairman and Chief Executive Officer

March 15, 2007

By:	/s/ David Wall
Name: David Wall

Title:	Chief Financial Officer

March 15, 2007