Form 10-Q
period 2007-03-31
Altra Industrial Motion, Inc.
filed 2007-05-15
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(617) 328-3300
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of May 10, 2007 , 1,000 shares of Common Stock, $.001 par value per shares, were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Balance Sheets
Dollars in thousands (except share amounts)+

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,558	$42,527
Trade receivables, less allowance for doubtful accounts of $1,659 and $2,017	74,246	61,506
Inventories, less allowance for obsolete materials of $10,097 and $10,163	76,911	75,769
Deferred income taxes	6,915	6,783
Prepaid expenses and other current assets	5,930	7,532

Total current assets	175,560	194,117
Property, plant and equipment, net	81,387	82,387
Intangible assets, net	58,810	59,662
Goodwill	66,539	65,397
Deferred income taxes	2,138	2,135
Other assets, net	4,535	5,670

Total assets	$388,969	$409,368

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$36,312	$34,053
Accrued payroll	11,229	17,696
Accruals and other liabilities	16,255	11,570
Taxes payable	3,857	6,549
Deferred income taxes	1,382	1,382
Current portion of long-term debt	834	573

Total current liabilities	69,869	71,823
Long-term debt, less current portion and net of unaccreted discount	207,413	228,555
Deferred income taxes	7,191	7,130
Pension liabilities	14,505	15,169
Other post retirement benefits	3,055	3,262
Other long term liabilities	4,236	3,910
Commitments and Contingencies (See footnote 13)	—	—
Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	48,814	48,814
Due to Parent	23,856	24,724
Retained earnings	12,655	9,045
Accumulated other comprehensive loss	(2,625)	(3,064)

Total stockholder’s equity	82,700	79,519

Total liabilities and stockholder’s equity	$388,969	$409,368

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
Dollars in thousands
(unaudited)

	Quarter Ended
	March 31,
	2007	2006
Net sales	$132,706	$114,784
Cost of sales	94,658	82,930

Gross profit	38,048	31,854
Selling, general and administrative expenses	20,804	18,727
Research and development expenses	1,294	1,204
Restructuring charges	793	—

Income from operations	15,157	11,923
Interest expense, net	9,148	5,176
Other non-operating income, net	(47)	(159)

Income before income taxes	6,056	6,906
Provision for income taxes	2,265	2,822

Net income	$3,791	$4,084

Consolidated Statement of Comprehensive Income

Foreign currency translation adjustment	439	472

Other comprehensive income	439	472

Comprehensive income	$4,230	$4,556

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Cash Flows
Dollars in thousands
(unaudited)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,791	$4,084
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,474	2,200
Amortization of intangible assets	991	745
Amortization and write-off of deferred loan costs	1,076	178
Accretion of debt discount	236	237
Loss on foreign currency, net	38	—
Amortization of inventory fair value adjustment	—	984
Stock-based compensation	257	65
Loss (gain) on sale of fixed assets	112	(6)
Provision for deferred taxes	—	1,094
Changes in operating assets and liabilities:
Trade receivables	(12,282)	(9,040)
Inventories	(1,024)	(2,309)
Accounts payable and accrued liabilities	(4,319)	3,282
Other current assets and liabilities	1,619	1,030
Other operating assets and liabilities	31	(832)

Net cash provided by (used in) operating activities	(6,000)	1,712
Cash flows from investing activities:
Purchases of fixed assets	(1,034)	(1,245)
Acquisitions, net of $441 of cash acquired	—	(50,540)

Net cash used in investing activities	(1,034)	(51,785)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	57,625
Payment of senior notes	(22,673)	—
Payment of debt issuance costs	—	(1,833)
Payments made on behalf of Parent company, net	(1,125)	(10,475)
Borrowings under revolving credit agreement	520	5,057
Payments on revolving credit agreement	(520)	(5,057)
Payments of capital leases	(250)	(57)

Net cash provided by (used) financing activities	(24,048)	45,260

Effect of exchange rates on cash	113	75

Decrease in cash and cash equivalents	(30,969)	(4,738)
Cash and cash equivalents, beginning of period	42,527	10,060

Cash and cash equivalents, end of period	$11,558	$5,322

Cash paid during the period for:
Interest	$7,844	$14
Income Taxes	$6,406	$184

Non-cash financing:
Acquisition of capital equipment under capital lease	$1,655	$—

See accompanying notes

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
1. Organization and Nature of Operations
     Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”), a wholly owned subsidiary of Altra Holdings, Inc. (“Holdings”), produces, designs and distributes a wide range of mechanical power transmission products, including industrial clutches and brakes, enclosed gear drives, open gearing and couplings. The Company consists of several power transmission component manufacturers including Warner Electric, Boston Gear, Formsprag Clutch, Stieber Clutch, Ameridrives Couplings, Wichita Clutch, Nuttall Gear, Kilian Manufacturing, Delroyd Worm Gear, Bibby Transmissions, Twiflex Limited, Matrix International, Inertia Dynamics, Industrial Clutch, Warner Linear and Huco Dynatork. The Company designs and manufactures products that serve a variety of applications in the food and beverage, material handling, printing, paper and packaging, specialty machinery, and turf and garden industries. Primary geographic markets are in North America, Western Europe and Asia.
2. Basis of Presentation
The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”).
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of March 31, 2007 and for the quarters ended March 31, 2007 and 2006.
     The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year-end always on December 31.
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year-ended December 31, 2006 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
          Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.
3. Inventories
     Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$30,474	$29,962
Work in process	18,963	19,112
Finished goods	37,571	36,858

	87,008	85,932
Less—Allowance for excess, slow-moving and obsolete inventory	(10,097)	(10,163)

	76,911	$75,769

4. Goodwill and Intangible Assets
     A rollforward of goodwill from December 31, 2006 through March 31, 2007 was as follows::

Cost
Goodwill
Balance December 31, 2006	$65,397
Impact of additional tax contingencies	956
Impact of changes in foreign currency	186

Balance March 31, 2007	$66,539

Other intangibles as of March 31, 2007 and December 31, 2006 consisted of the following:

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

	March 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other Intangibles
Intangible assets not subject to amortization:
Tradenames and trademarks	$23,010	$—	$23,010	$—
Intangible assets subject to amortization:
Customer relationships	37,114	6,472	37,114	5,679
Product technology and patents	5,232	1,514	5,232	1,316
Impact of changes in foreign currency	1,440	—	1,301	—

Total intangible assets	$66,796	$7,986	$66,657	$6,995

The Company recorded $1.0 million and $0.7 million of amortization expense for the quarters ended March 31, 2007 and 2006, respectively.
     The estimated amortization expense for intangible assets is approximately $3.9 million in each of the next five years and then $14.9 million thereafter.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
5. Warranty Costs
     Changes in the carrying amount of accrued product warranty costs for the quarters ended March 31, 2007 and 2006 are as follows:

	March 31, 2007	March 31, 2006
Balance at beginning of period	$2,083	$1,876
Accrued warranty costs	326	449
Payments and adjustments	(208)	(458)

Balance at end of period	$2,201	$1,867

6. Income Taxes
     The effective income tax rates recorded for the quarters ended March 31, 2007 and 2006 were recorded based upon management’s best estimate of the income effective tax rates for the entire respective years. The change in the income effective tax rate from 40.9% for the quarter ended March 31, 2006 to 37.4% for the same period in 2007 is the result of a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. The 2007 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109” (“FIN 48”) at the beginning of fiscal 2007, which resulted in a decrease of approximately $0.2 million to the December 31, 2006 retained earnings balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
     As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $2.3 million, of which $1.2 million, if recognized, would favorably affect its effective tax rate in future periods. The Company recorded an increase of its unrecognized tax benefits by $0.2 million for the quarter ended March 31, 2007, all of which, if recognized, would favorably affect its effective tax rate in future periods. Included in the balance of unrecognized tax benefits are amounts related to proposed tax filing positions currently under review by foreign taxing authorities. The Company expects this review to be completed within the next twelve months however it is unable to estimate the impact on its unrecognized tax benefits as of March 31, 2007.
     The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for years before 2003 in these major jurisdictions. Additionally, the Company has indemnification agreements with the sellers of the Colfax and Hay Hall entities which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
     The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in our condensed consolidated statements of income. At the date of adoption, the Company had $0.3 million of accrued interest and penalties.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
7. Pension and Other Employee Benefits
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
     The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended March 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost	$65	$151	$18	$84
Interest cost	336	334	49	150
Expected return on plan assets	(268)	(207)	—	—
Amortization of prior service cost	2	2	(243)	(101)
Amortization of net (gain) loss	—	—	(53)	17

Net periodic benefit cost (income)	$135	$280	$(229)	$150

8. Financing Arrangements
Revolving Credit Agreement
     The Company maintains a $30 million revolving borrowings facility with a commercial bank (the Revolving Credit Agreement). The Revolving Credit Agreement is subject to certain limitations resulting from the requirement of the Company to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. The Company may use up to $10 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2009.
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at March 31, 2007.
     There were no borrowings under the Revolving Credit Agreement at March 31, 2007 and December 31, 2006, however, as of both dates, the lender had issued $2.9 million of outstanding letters of credit on behalf of the Company.
     In April 2007, the Company amended the Revolving Credit Agreement. See footnote 15 to the condensed consolidated financial statements for the updated terms of the agreement.
Overdraft Agreements
     Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 31, 2007 or December 31, 2006 under any of the overdraft agreements.
9% Senior Secured Notes
     On November 30, 2004, the Company issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $165 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.8 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by the Company.
     The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Secured Notes at March 31, 2007.
     In April 2007, the Company issued an additional $105 million of Senior Secured Notes. Please refer to footnote 15 of the condensed consolidated financial statements for terms and conditions of the additional debt.
11.25% Senior Notes
     On February 8, 2006, the Company issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes is payable semiannually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 11.7%, after consideration of the $2.5 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on February 13, 2013.
     The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indentures governing the Senior Notes at March 31, 2007.
     On February 27, 2007, using proceeds from Holding’s initial public offering, the Company redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption the Company expensed $0.8 million of deferred financing costs and incurred $2.6 million of a pre-payment premium. The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by the Company prior to such maturity date. As of March 31, 2007, the remaining principal balance outstanding was £21.4 million, or $42.1 million.
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of March 31, 2007 and December 31, 2006, the mortgage has a principal of €1.9 million, or $2.6 million and €2.0 million, $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.0 million and $1.5 million at March 31, 2007 and December 31, 2006, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
9. Stockholder’s Equity
     The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Holdings, the Company’s parent and sole shareholder.
Stock-Based Compensation
     In 2005 Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
statements on a straight-line basis over the vesting period of the grant. All awards to date have been in the form of restricted stock. Compensation expense recorded during the quarters ended March 31, 2007 and March 31, 2006 were $0.3 million ($0.2 million net of tax) and $0.1 million, respectively. The total remaining unrecognized compensation cost is approximately $2.9 million as of March 31, 2007 and will be recognized over a weighted average remaining period of three years.
10. Related-Party Transactions
Altra Holdings, Inc.
     The Company pays certain expenses for Holdings. During 2007, the expenses primarily related to costs associated with its initial public offering completed December 14, 2006, and during 2006, the costs primarily consisted of interest and principal on Holding’s debt. During the quarters ended March 31, 2007 and 2006, the Company paid approximately $1.1 million and $10.4 million, respectively, in such expenses on behalf of Holdings. At March 31, 2007 and December 31, 2006, there is a Due To Parent in the equity section in the accompanying condensed consolidated balance sheet of approximately $23.9 million and $24.7 million, respectively.
Joy Global Sales
     One of our directors, James Woodward is Executive Vice President and Chief Financial Officer of Joy Global, Inc. The Company sold approximately $1.5 million and $0.9 million in goods to divisions of Joy Global, Inc. during the first quarter of 2007 and 2006, respectively. Other than his position as Executive Vice President and Chief Financial Officer of Joy Global, Inc., Mr. Woodward has no interest in sales transactions between the Company and Joy Global, Inc.
Management Agreement
     The Company was a party to an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million in management fees, included in selling, general and administrative expenses for the quarter ended March 31, 2006. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition which is reflected in selling, general and administrative expenses for the quarter ended March 31, 2006. In December 2006, the Genstar management agreement was terminated. There are no amounts in accruals or other liabilities payable to Genstar as of March 31, 2007.
11. Concentrations of Credit, Business Risks and Workforce
     Financial instruments, which are potentially subject to concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages this risk by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations.
     Credit related losses may occur in the event of non-performance by counterparties to financial instruments. Counterparties typically represent international or well established financial institutions.
     No one customer represented 10% or more of the Company’s sales for the quarters ended March 31, 2007 and 2006.
     Approximately 25.7% of the Company’s labor force (22.0% and 51.0% in the United States and Europe, respectively) is represented by collective bargaining agreements.
12. Geographic Information
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

	Net Sales
	Quarter Ended		Property, Plant and Equipment
	March 31,		March 31,	December 31,
	2007	2006	2007	2006
North America (primarily U.S.)	$93,179	$84,614	$50,454	$50,673
Europe	35,580	26,230	29,143	29,865
Asia and other	3,947	3,940	1,790	1,849

Total	$132,706	$114,784	$81,387	$82,387

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.
     See footnote 16 for the net assets of foreign subsidiaries at March 31, 2007 and December 31, 2006.
     The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
13. Commitments and Contingencies
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
     We have been indemnified for certain pre-existing legal and environmental matters for matters prior to acquisition.
14. Restructuring, Asset Impairment and Transition Expenses
     Beginning in the first quarter of 2007, the Company adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas. The restructuring charges for the quarter ended March 31, 2007 were approximately $0.8 million.
     The Company’s asset impairment and losses on sales of assets for the manufacturing consolidation program for the first quarter ended March 31, 2007 were $0.1 million. The Company does not expect any additional asset impairment and losses on sale of assets through the completion of this program.
     The Company’s total transition expense for the manufacturing consolidation program for the quarter ended March 31, 2007 was approximately $0.7 million. The Company expects to incur during 2007 an additional $0.1 million of transition costs through the completion of this program.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
     The Company’s total transition expense by major component for the quarter ended March 31, 2007 and costs that are expected to be incurred through the completion of the program, were as follows:

	Costs incurred	Expected costs
	through March	through program
	31, 2007	completion
Moving and relocation costs	$516	$5
Severance	82	31
Other	86	30

Total expense	$684	$66

The following is a reconciliation of the accrued restructuring costs between December 31, 2006 and March 31, 2007:

Balance at December 31, 2006	$—
Restructuring expenses incurred	793
Cash payments	(684)
Non-cash loss on disposal of fixed assets	(109)

Balance at March 31, 2007	$—

15. Subsequent Events
     On April 5, 2007, Holdings wholly owned subsidiary, Forest Acquisition Corporation, completed its acquisition of TB Wood’s Corporation (“TB Wood’s”) pursuant to a cash tender offer for all of the outstanding shares of TB Wood’s common stock for $24.80 per share. This was followed by a short form merger (the “Merger”) of Forest Acquisition Corporation, with and into TB Wood’s. Following the completion of the merger, TB Wood’s became a wholly-owned subsidiary of the Company. In connection with the merger, all remaining outstanding shares of TB Wood’s common stock (other than those held by shareholders who properly perfect dissenters’ rights under Delaware law), were converted into the right to receive the same $24.80 cash price per share paid in the tender offer (net to the holder without interest and less any required withholding taxes).
     In connection with the acquisition of TB Wood’s, on April 5, 2007, the Company completed a follow-on offering of an aggregate of $105 million of the existing Senior Secured Notes. The additional $105 million has the same terms and conditions as the previously issued Senior Secured Notes.
     In connection with the acquisition of TB Wood’s on April 5, 2007, the Company modified its Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lenders Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit were reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 11, 2010.
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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
March 31, 2007

	March 31, 2007
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,927	$(4,592)	$4,223	$—	$11,558
Trade receivables, less allowance for doubtful accounts	—	44,979	29,267	—	74,246
Loans receivable from related parties	10,111	37,190	—	(47,301)	—
Inventories, less allowances for obsolete materials	—	51,854	25,057	—	76,911
Deferred income taxes	—	7,291	(376)	—	6,915
Prepaid expenses and other	—	3,053	2,877	—	5,930

Total current assets	22,038	139,775	61,048	(47,301)	175,560
Property, plant and equipment, net	—	48,778	32,609	—	81,387
Intangible assets, net	—	36,096	22,714	—	58,810
Goodwill	—	42,616	23,923	—	66,539
Deferred income taxes	—	2,123	15	—	2,138
Other assets	4,236	266	33	—	4,535
Investments in subsidiaries	269,151	—	—	(269,151)	—

	$295,425	$269,654	$140,342	$(316,452)	$388,969

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	395	$19,337	$16,580	—	$36,312
Accrued payroll	962	5,043	5,224	—	11,229
Accruals and other current liabilities	6,709	6,468	3,078	—	16,255
Taxes payable	1,609	1,509	739	—	3,857
Deferred income taxes	—	—	1,382	—	1,382
Current portion of capital leases and short-term bank borrowings	—	422	412	—	834
Loans payable from related parties	—	—	47,301	(47,301)	—

Total current liabilities	9,675	32,779	74,716	(47,301)	69,869
Long-term debt, less current portion	202,717	1,688	3,008	—	207,413
Deferred income taxes	—	(1,095)	8,286	—	7,191
Pension liabilities	—	11,097	3,408	—	14,505
Other post-retirement benefits	—	3,055	—	—	3,055
Other long-term liabilities	333	710	3,193	—	4,236

Total liabilities	212,725	48,234	92,611	(47,301)	306,269

Total stockholder’s equity	82,700	221,420	47,731	(269,151)	82,700

	$295,425	$269,654	$140,342	$(316,452)	$388,969

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Balance Sheets of the Company
December 31, 2006

	December 31, 2006
			Non
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41,016	$(5,488)	$6,999	$—	$42,527
Trade receivables, less allowance for doubtful accounts	—	37,780	23,726	—	61,506
Loan receivable from related parties	9,866	36,681	—	(46,547)	—
Inventories, less allowances for obsolete materials	—	50,573	25,196	—	75,769
Deferred income taxes	—	7,159	(376)	—	6,783
Prepaid expenses and other	1,875	3,353	2,340	—	7,532

Total current assets	52,757	130,058	57,849	(46,547)	194,117
Property, plant and equipment, net	—	48,762	33,625	—	82,387
Intangible assets, net	—	36,708	22,954	—	59,662
Goodwill	—	41,660	23,737	—	65,397
Deferred income taxes	—	2,120	15	—	2,135
Other assets	5,302	279	89	—	5,670
Investments in subsidiaries	258,221	—	—	(258,221)	—

	$316,280	$259,587	$138,269	$(304,768)	$409,368

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$—	$18,316	$15,737	—	$34,053
Accrued payroll	2,469	9,714	5,513	—	17,696
Accruals and other current liabilities	5,346	3,428	2,796	—	11,570
Taxes payable	—	1,509	1,105	—	6,549
Deferred income taxes	—	—	1,382	—	1,382
Current portion of long-term debt	—	254	319	—	573
Loans payable from related parties	—	—	46,547	(46,547)	—

Total current liabilities	11,750	33,221	73,399	(46,547)	71,823
Long-term debt, less current portion	225,011	349	3,195	—	228,555
Deferred income taxes	—	(1,156)	8,286	—	7,130
Pension liabilities	—	11,797	3,372	—	15,169
Other post-retirement benefits	—	3,262	—	—	3,262
Other long-term liabilities	—	682	3,228	—	3,910

Total liabilities	236,761	48,155	91,480	(46,547)	329,849

Total stockholder’s equity	79,519	211,432	46,789	(258,221)	79,519

	$316,280	$259,587	$138,269	$(304,768)	$409,368

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Operations of the Company
Quarter ended March 31, 2007

	Quarter ended March 31, 2007
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$93,624	$45,538	$(6,456)	$132,706
Cost of sales	—	68,005	33,109	(6,456)	94,658

Gross profit	—	25,619	12,429	—	38,048
Selling, general and administrative expenses	—	12,656	8,148	—	20,804
Research and development expenses	—	694	600	—	1,294
Restructuring Charges		577	216		793

Income from operations	—	11,692	3,465	—	15,157
Interest expense	7,175	33	1,940	—	9,148
Other non-operating (income) expense, net	(36)	(25)	14	—	(47)
Equity in earnings of subsidiaries	10,930	—	—	(10,930)	—

Income before income taxes	3,791	11,684	1,511	(10,930)	6,056
Provision for income taxes	—	1,696	569	—	2,265

Net income (loss)	$3,791	$9,988	$942	$(10,930)	$3,791

Condensed Consolidating Statements of Operations of the Company
Quarter ended March 31, 2006

	Quarter ended March 31, 2006
			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Net sales	$—	$84,614	$33,131	$(2,961)	$114,784
Cost of sales	—	61,691	24,200	(2,961)	82,930

Gross profit	—	22,923	8,931	—	31,854
Selling, general and administrative expenses	1,005	11,844	5,878	—	18,727
Research and development expenses	—	666	538	—	1,204

Income (loss) from operations	(1,005)	10,413	2,515	—	11,923
Interest expense (income)	4,407	(53)	822	—	5,176
Other non-operating (income) expense, net	—	(110)	(49)	—	(159)
Equity in earnings of subsidiaries	9,496	—	—	(9,496)	—

Income before income taxes	4,084	10,576	1,742	(9,496)	6,906
Provision for income taxes	—	2,011	811	—	2,822

Net income	$4,084	$8,565	$931	$(9,496)	$4,084

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Quarter ended March 31, 2007

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,791	$9,988	$942	(10,930)	$3,791
Undistributed equity in earnings of subsidiaries	(10,930)	—	—	10,930	—
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	—	2,032	1,442	—	3,474
Amortization of intangible assets	—	612	379	—	991
Amortization and write-off of deferred loan costs	1,076	—	—	—	1,076
Accretion of debt discount	236	—	—	—	236
Loss (gain) on foreign currency	286	—	(248)	—	38
Loss on sale of fixed assets	—	—	112	—	112
Stock based compensation	257	—	—	—	257
Changes in operating assets and liabilities:
Trade receivables	—	(7,199)	(5,083)	—	(12,282)
Inventories	—	(1,281)	257	—	(1,024)
Accounts payable and accrued liabilities	(3,066)	(1,517)	264	—	(4,319)
Other current assets and liabilities	3,018	(843)	(556)	—	1,619
Other operating assets and liabilities	(10)	41	—	—	31

Net cash provided by (used in) operating activities	(5,342)	1,833	(2,492)	—	(6,000)
Cash flows from investing activities:
Purchases of fixed assets	—	(729)	(305)	—	(1,034)

Net cash used in investing activities	—	(729)	(305)	—	(1,034)
Cash flows from financing activities:
Payments on senior notes	(22,673)	—	—	—	(22,673)
Borrowings under revolving credit agreements	520	—	—	—	520
Payments on revolving credit agreements	(520)	—	—	—	(520)
Change in affiliate debt	(1,074)	(353)	302	—	(1,125)
Change in capital leases	—	145	(395)	—	(250)

Net cash used in financing activities	(23,747)	(208)	(93)	—	(24,048)
Effect of exchange rates on cash	—	—	113	—	113

Increase (decrease) in cash and cash equivalents	(29,089)	896	(2,777)	—	(30,969)
Cash and cash equivalents, beginning of the period	41,016	(5,488)	6,999	—	42,527

Cash and cash equivalents, end of period	11,927	(4,592)	4,223	—	11,558

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted
Condensed Consolidating Statements of Cash Flows of the Company
Quarter Ended March 31, 2006

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,084	$8,565	$931	$(9,496)	$4,084
Undistributed equity in earnings of subsidiaries	(9,496)	—	—	9,496	—
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	—	1,555	645	—	2,200
Amortization of intangible assets	—	571	174	—	745
Amortization of deferred loan costs	178	—	—	—	178
Accretion of debt discount	237	—	—	—	237
Amortization of inventory fair value adjustment	—	103	881	—	984
Gain on sale of fixed assets	—	—	(6)	—	(6)
Stock based compensation	65	—	—	—	65
Provision for deferred taxes	—	854	240	—	1,094
Changes in operating assets and liabilities:
Trade receivables	—	(6,862)	(2,178)	—	(9,040)
Inventories	—	(1,718)	(591)	—	(2,309)
Accounts payable and accrued liabilities	4,801	(1,074)	(445)	—	3,282
Other current assets and liabilities	(369)	1,633	(234)	—	1,030
Other operating assets and liabilities	1,106	(289)	(1,649)	—	(832)

Net cash (used in) provided by operating activities	606	3,338	(2,232)	—	1,712
Cash flows from investing activities:
Purchases of fixed assets	—	(1,157)	(88)	—	(1,245)
Acquisitions, net of cash acquired	—	(5,692)	(44,848)	—	(50,540)

Net cash used in investing activities	—	(6,849)	(44,936)	—	(51,785)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,625	—	—	—	57,625
Payment of debt issuance costs	(1,833)	—	—	—	(1,833)
Payments made on behalf of Parent company	(10,475)	—	—	—	(10,475)
Borrowings under revolving credit agreements	5,057	—	—	—	5,057
Payments under revolving credit agreements	(5,057)	—	—	—	(5,057)
Change in affiliate debt	(51,954)	3,480	48,474	—	—
Change in capital leases	—	(44)	(13)	—	(57)

Net cash (used in) provided by financing activities	(6,637)	3,436	48,461	—	45,260

Effect of exchange rates on cash	—	—	75	—	75

Increase (decrease) in cash and cash equivalents	(6,031)	(75)	1,368	—	(4,738)
Cash and cash equivalents, beginning of the period	8,819	(2,713)	3,954	—	10,060

Cash and cash equivalents, end of period	$2,788	$(2,788)	$5,322	$—	$5,322

Item 2. Management’s Discussion and Analysis of Financial Conditiona and Results of Operations
The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. should be read together with the financial statements of Altra Industrial Motion, Inc. and its Predecessor and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Recent Acquisition
     On April 5, 2007, Holdings wholly owned subsidiary, Forest Acquisition Corporation, completed its acquisition of TB Wood’s Corporation (“TB Wood’s”) pursuant to a cash tender offer for all of the outstanding shares of TB Wood’s common stock for $24.80 per share. This was followed by a short form merger (the “Merger”) of Forest Acquisition Corporation, with and into TB Wood’s. Following the completion of the merger, TB Wood’s became a wholly-owned subsidiary of the Company. In connection with the merger, all remaining outstanding shares of TB Wood’s common stock (other than those held by shareholders who properly perfect dissenters’ rights under Delaware law), were converted into the right to receive the same $24.80 cash price per share paid in the tender offer (net of the holder without interest and less any required withholding taxes).
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities.. Management believes there have been no significant changes in our critical accounting policies since December 31, 2006. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007. See Note 6 to the condensed consolidated financial statements for the impact of adoption of this pronouncement.
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

     EBITDA has important limitations, and should not be considered in isolation or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States (“GAAP”). For example, EBITDA does not reflect:

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
     EBITDA is not a recognized measurement under GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, operating income and net income (each as determined in accordance with GAAP). Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.
     To compensate for the limitations of EBITDA we utilize several GAAP measures to review our performance. These GAAP measures include, but are not limited to, net income, operating income, cash provided by (used in) operations, cash provided by (used in) investing activities and cash provided by (used in) financing activities. These important GAAP measures allow our management to, among other things, review and understand our uses of cash period to period, compare our operations with competitors on a consistent basis and understand the revenues and expenses matched to each other for the applicable reporting period. We believe that the use of these GAAP measures, supplemented by the use of EBITDA, allows us to have a greater understanding of our performance and allows us to adapt to changing trends and business opportunities.
Results of Operations

	Quarter Ended
	March 31,
	2007	2006
Net sales	$132,706	$114,784
Cost of sales	94,658	82,930

Gross profit	38,048	31,854
Gross profit percentage	28.7%	27.8%
Selling, general and administrative expenses	20,804	18,727
Research and development expenses	1,294	1,204
Restructuring expense	793	—

Income from operations	15,157	11,923
Interest expense	9,148	5,176
Other non-operating income	(47)	(159)

Income before income taxes	6,056	6,906
Provision for income taxes	2,265	2,822

Net income	$3,791	$4,084

Quarter Ended March 31, 2007 Compared with Quarter Ended March 31, 2006
     Net sales. Net sales increased by $17.9 million, or 15.6%, from $114.8 million for the quarter ended March 31, 2006 to $132.7 million for the quarter ended March 31, 2007. Without including the impact of Hay Hall, acquired February 10, 2006 and Warner Linear, acquired May 18, 2006, sales increased 8.1%. The increase is due to the strength of the energy, primary metals, material handling and mining industries.

     Gross profit. Gross profit increased by $6.2 million, or 19.4%, from $31.9 million (27.8% of net sales) for the quarter ended March 31, 2006 to $38.0 million (28.7% of net sales) for the same period of 2007. The increase is due to the inclusion of Hay Hall and Warner Linear for the full quarter ended March 31, 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.1 million, or 11.1%, from $18.7 million for the quarter ended March 31, 2006 to $20.8 million for the quarter ended March 31, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of Hay Hall and Warner Linear for the full quarter ended March 31, 2007.
     Research and development expenses. Research and development expenses were consistent for both periods.
     Restructuring During the first quarter of 2007, we adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We incurred approximately $0.8 million of restructuring expense in the first quarter of 2007.
     EBITDA. To reconcile net income to EBITDA for the quarter ended March 31, 2007, we added back to net income $2.3 million provision of income taxes, $9.1 million of interest expense and $4.5 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended March 31, 2006, we added back to net income $2.8 million provision of income taxes, $5.2 million of interest expense and $2.9 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $19.7 million for the quarter ended March 31, 2007 and $15.0 million for the quarter ended March 31, 2006. The increase is due to the acquisitions of Hay Hall and Warner Linear in 2006, price increases, volume, and cost savings measures.
     Interest expense. We recorded interest expense of $9.1 million during the quarter ended March 31, 2007, which was an increase of $4.0 million, from the quarter ended March 31, 2006. The increase was due to the interest associated with the Senior Notes being outstanding for the entire first quarter of 2007, the pre-payment premium and the amortization of deferred financing costs associated with the pay-down of the Senior Notes. For a description of the Senior Notes, please see Note 8 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.
     Provision for income taxes. The provision for income taxes was $2.3 million, or 37.4%, of income before taxes, for the quarter ended March 31, 2007, versus a provision of $2.8 million, or 40.9%, of income before taxes for the quarter ended March 31, 2006. The 2007 provision as a percentage of income before taxes was lower than that of 2006, primarily due to a greater proportion of taxable income in jurisdictions having lower statutory tax rates.
Liquidity and Capital Resources
Net Cash
     Cash and cash equivalents totaled $11.6 million at March 31, 2007 compared to $42.5 million at December 31, 2006. Net cash used in operating activities for the quarter ended March 31, 2007 resulted mainly from cash provided by net income of $3.8 million and the add-back of non-cash depreciation, amortization, stock based compensation, disposal of fixed assets, loss on foreign currency, accretion of debt discount and deferred financing costs of $6.2 million offset by a net increase in operating assets of $13.3 million and a net decrease in operating liabilities of $2.7 million.
     Net cash used in investing activities of $1.0 million for the quarter ended March 31, 2007 resulted from $1.0 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.
     Net cash used in financing activities of $24.0 million for the quarter ended March 31, 2007 consisted primarily of the payment of $22.7 million for the pay down of the 11.25% senior notes and $1.1 million for payments made on behalf of Holdings.
     Net cash flow used in operating activities, for the quarter ended March 31, 2006 resulted mainly from cash provided by net income of $4.1 million and the add-back of non-cash depreciation, amortization, accretion and deferred financing costs of $3.4 million, deferred tax expense of $1.1 million, non-cash amortization of $1.0 million for inventory step-ups recorded as part of the Hay Hall Acquisition and a net increase in operating liabilities of $6.5 million, offset by cash used from a net increase in operating assets of $14.4 million.

     Net cash used in investing activities of $51.8 million for the quarter ended March 31, 2006 resulted from $50.5 million used in the purchase of Hay Hall and $1.2 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.
     Net cash provided by financing activities of $45.3 million for the quarter ended March 31, 2006 resulted primarily from the proceeds of $57.6 million from the issuance of the senior notes in connection with the Hay Hall Acquisition, offset primarily by payments primarily debt principal and interest, of $10.5 million on behalf of our parent, payment of debt issuance costs of $1.8 million and approximately $0.1 million for payments on capital leases.
Liquidity
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See Footnote 8 for further explanation of the revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     We incurred substantial indebtedness in connection with the Colfax Corporation and Hay Hall Acquisitions. As of March 31, 2007, taking into account these transactions, we had approximately $212.7 million of total indebtedness outstanding (including capital leases and mortgages). In April 2007, in connection with the acquisition of TB Wood’s, we issued an additional $105 million of senior secured notes. We expect our interest expense arising from our existing debt, including the additional $105 million in debt to be approximately $30.1 million on an annual basis, through maturity of the Senior Secured Notes in 2011.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of March 31, 2007 there were no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility.
     We made capital expenditures of approximately $1.0 million and $1.2 million in the quarters ended March 31, 2007 and March 31, 2006, respectively. These capital expenditures will support on-going business needs.
     We have cash funding requirements associated with our pension plan which are estimated to be $2.8 million during the remainder of 2007, $2.5 million in 2008, and $1.9 million thereafter.
     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See the section entitled “Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in our Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes” under Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information concerning market risk is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. There were no material changes in our exposure to market risk from December 31, 2006.
Item 4. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007.
     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.
Item 1A. Risk Factors
The reader should carefully consider the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006. These factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. Management does not believe there have been any material changes in our risk factors as stated in our Annual Report on Form 10-K for the year ended December 31, 2006
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation of the Registrant

3.3(1)	By-laws of the Registrant

4.1(1)	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee.

4.2(2)	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.3(3)	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.4(2)	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.5(4)	Fourth Supplemental Indenture, dated as of March 21, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.6(5)	Fifth Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.7(1)	Form of 9% Senior Secured Notes due 2011.

4.8(1)	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.9(6)	Registration Rights Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.10(3)	Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) SA, as Luxembourg paying agent.

4.11(2)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York as trustee.

4.12(4)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.13(5)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.14(3)	Form of 11 1/4% Senior Notes due 2013.

4.15(3)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers.

Exhibit
Number	Description

10.1(7)	Fourth Amendment to Credit Agreement, dated as of February 16, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

10.2(6)	Fifth Amendment to, and Consent and Waiver under, Credit Agreement and Joinder to Loan Documents, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-124944) filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 2006.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-142692-06) filed with the Securities and Exchange Commission on May 8, 2007.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.
May 15, 2007	By:	/s/ Michael L. Hurt
		Name:	Michael L. Hurt
		Title:	Chairman and Chief Executive Officer

May 15, 2007	By:	/s/ David Wall
		Name:	David Wall
		Title:	Chief Financial Officer