Form 10-Q
period 2007-06-30
Altra Industrial Motion, Inc.
filed 2007-08-14
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June, 30, 2007

or

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

          As of August 1, 2007, 1,000 shares of Common Stock, $.001 par value per share, were outstanding.

EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION, INC.

Condensed Consolidated Balance Sheets
Dollars in thousands (except share amounts)

	June 30, 2007	December 31, 2006

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$34,373	$42,527
Trade receivables, less allowance for doubtful accounts of $2,044 and $2,017	92,706	61,506
Inventories, net	106,418	75,769
Deferred income taxes	7,005	6,783
Prepaid expenses and other	5,668	7,532

Total current assets	246,170	194,117
Property, plant and equipment, net	116,380	82,387
Intangible assets, net	99,123	59,662
Goodwill	121,493	65,397
Deferred income taxes	2,283	2,135
Other assets	7,141	5,670

Total assets	$592,590	$409,368

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$41,641	$34,053
Accrued payroll	14,238	14,071
Accruals and other liabilities	19,196	15,195
Taxes payable	4,762	6,549
Deferred income taxes	1,382	1,382
Current portion of long-term debt	948	573

Total current liabilities	82,167	71,823
Long-term debt, less current portion and net of unaccreted discount and premium	321,341	228,555
Deferred income taxes	30,034	7,130
Pension liabilities	13,593	15,169
Other post retirement benefits	3,132	3,262
Other long term liabilities	4,279	3,910
Commitments and Contingencies (See Note 14)	—	—
Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Due to parent	24,515	24,724
Additional paid-in capital	97,829	48,814
Retained earnings	17,504	9,045
Accumulated other comprehensive loss	(1,804)	(3,064)

Total stockholder’s equity	138,044	79,519

Total liabilities and stockholder’s equity	$592,590	$409,368

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.

Condensed Consolidated Statements of Income and Comprehensive Income
Amounts in thousands
(unaudited)

	Quarter Ended June 30,		Year to Date Ended June 30,

	2007	2006	2007	2006

Net sales	$163,142	$119,774	$295,848	$234,558
Cost of sales	117,238	87,501	211,896	170,431

Gross profit	45,904	32,273	83,952	64,127
Selling, general and administrative expenses	25,035	19,094	45,839	37,821
Research and development expenses	2,204	1,288	3,498	2,492
Restructuring charges	198	—	991	—

Income from operations	18,467	11,891	33,624	23,814
Interest expense, net	10,692	6,050	19,840	11,226
Other non-operating expense (income), net	123	72	76	(87)

Income before income taxes	7,652	5,769	13,708	12,675
Provision for income taxes	2,803	1,852	5,068	4,674

Net income	$4,849	$3,917	$8,640	$8,001

Consolidated Statement of Comprehensive Income

Foreign currency translation adjustment	821	1,085	1,260	1,557

Comprehensive income	$5,670	$5,002	$9,900	$9,558

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Cash Flows
Dollars in thousands
(unaudited)

	Year to Date Ended June 30,

	2007	2006

Cash flows from operating activities:
Net income	$8,640	$8,001
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	8,064	4,950
Amortization of intangible assets	2,468	1,796
Amortization and write-offs of deferred loan costs	1,857	425
Loss on foreign currency, net	210	—
Accretion of debt discount and premium, net	415	472
Amortization of inventory fair value adjustment	651	2,278
Loss (gain) on sale of fixed assets	112	(7)
Stock based compensation	800	65
Provision for deferred taxes	—	2,209
Changes in operating assets and liabilities:
Trade receivables	(14,040)	(3,667)
Inventories	(638)	(3,181)
Accounts payable and accrued liabilities	(14,833)	(5,231)
Other current assets and liabilities	3,515	(446)
Other operating assets and liabilities	100	263

Net cash (used in) provided by operating activities	(2,679)	7,927
Cash flows from investing activities:
Purchases of fixed assets	(4,249)	(4,110)
Acquisitions, net of $5,222 and $441 of cash acquired	(117,484)	(54,086)

Net cash used in investing activities	(121,733)	(58,196)
Cash flows from financing activities:
Capital contribution from Parent Company	49,015	—
Proceeds from issuance of senior notes	—	57,625
Proceeds from issuance of senior secured notes	106,050	—
Payment of debt issuance costs	(3,405)	(1,928)
Payments on senior notes	(33,998)	—
Borrowings under revolving credit agreement	8,315	5,057
Payments on revolving credit agreement	(9,120)	(5,057)
Payments made on behalf of Parent Company, net	(1,009)	(12,619)
Proceeds from mortgages	—	2,510
Payments on capital leases	(359)	(61)

Net cash provided by financing activities	115,489	45,527

Effect of exchange rates on cash	769	255

Decrease in cash and cash equivalents	(8,154)	(4,487)
Cash and cash equivalents, beginning of period	42,527	10,060

Cash and cash equivalents, end of period	$34,373	$5,573

Cash paid during the period for:
Interest	$18,284	$8,758
Income Taxes	$9,738	$2,020

Non-Cash Financing:
Acquisition of capital equipment under capital lease	$1,655	$—

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

1. Organization and Nature of Operations

          Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”)., is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork and Warner Linear.

2. Basis of Presentation

          The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”).

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of June 30, 2007 and for the quarters and year to date periods ended June 30, 2007 and 2006.

          The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year-end always on December 31.

          The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year-ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

          Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

3. Acquisition

          On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s for $24.80 per share, or aggregate consideration of $93.5 million. As part of the TB Wood’s Acquisition, the Company retired $18.7 million of TB Wood’s indebtedness and paid $9.2 million to retire options under the TB Wood’s equity plan. TB Wood’s is an established designer, manufacturer and marketer of mechanical and electronic industrial power transmission products.

          The TB Wood’s Acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the TB Wood’s Acquisition was April 5, 2007, and as such, the Company’s consolidated financial statements reflect TB Wood’s results of operations from that date forward.

          The Company has not completed its final purchase price allocation. The preliminary value of the acquired assets, assumed liabilities and identified intangibles from the acquisition of TB Wood’s, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. Goodwill and intangibles recorded in connection with the acquisition of TB Wood’s have not yet been allocated across the business units acquired nor have the values been finalized. The final purchase price allocations are not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation is as follows:

Total purchase price, including closing costs of approximately $1.6 million	$123,006
Cash and cash equivalents	5,522
Trade receivables	16,606
Inventories	29,808
Prepaid expenses and other	1,791
Property, plant and equipment	35,764
Intangible assets	41,431
Total assets acquired	130,992
Accounts payable, accrued payroll, and accruals and other current liabilities	21,395
Other liabilities	43,283

Total liabilities assumed	64,678

Net assets acquired	66,314

Excess purchase price over the fair value of net assets acquired	$56,692

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$29,647
Trade names and trademarks, not subject to amortization	11,784

Total intangible assets	$41,431

          Customer relationships are subject to amortization over their estimated useful lives which reflects the anticipated periods over which the Company estimates it will benefit from the acquired assets. The estimated useful lives have not been finalized by the Company.

          The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended June 30, 2007 and 2006 as if the Company had acquired TB Wood’s at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s with the results prior to April 5, 2007, for TB Wood’s, adjusted to include the pro forma impact of (i) the elimination of additional expense as a result of the fair value adjustment to inventory recorded in connection with the TB Wood’s Acquisition; (ii) additional interest expense associated with debt issued on April 5, 2007 in connection with the TB Wood’s Acquisition; (iii) additional depreciation expense as a result of estimated depreciation on

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

fair value of fixed assets; (iv) additional expense as a result of estimated amortization of identifiable intangible assets; (v) and an adjustment to the tax provision for the tax effect of the above adjustments. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Quarter to Date ended June 30, 2007	Quarter to Date ended June 30, 2006	Year to Date ended June 30, 2007	Year to Date ended June 30, 2006

Total revenues	$164,505	$178,943	$326,181	$293,727
Net income	$2,210	$4,681	$7,748	$5,693

          During 2006, the Company purchased all of the outstanding share capital of Hay Hall for $51.0 million, including $1.8 million of closing costs. The Company completed its final purchase price allocation during 2006, which resulted in the Company recording approximately $12.4 million in goodwill. In addition, the Company recorded $16.4 million in intangible assets.

4. Inventories

          Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Market is defined as net realizable value. Inventories at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Raw materials	$40,291	$29,962
Work in process	28,279	19,112
Finished goods	51,048	36,858

Gross inventories	119,618	85,932

Less—Allowance for excess, slow-moving and obsolete inventory	(13,070)	(10,163)

LIFO reserve	(130)	—

Inventories, net	$106,418	$75,769

Approximately 18% of total inventories at June 30, 2007 were valued using the LIFO method. In the year to date period ended June 30, 2007, the LIFO reserve increased $0.1 million which increased Cost of Goods Sold by the same amount.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

5. Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2006 through June 30, 2007 was as follows:

Goodwill	Cost

Balance December 31, 2006	$65,397
Additions related to TB Wood’s acquisition	56,692
Impact of additional tax contingencies	956
Adjustments to acquisition related deferred tax liabilities	(2,309)
Impact of changes in foreign currency	757

Balance June 30, 2007	$121,493

Other intangibles as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007		December 31, 2006

Other Intangibles	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Intangible assets not subject to amortization:
Tradenames and trademarks	$34,794	$—	$23,010	$—
Intangible assets subject to amortization:
Customer relationships	66,761	7,683	37,114	5,679
Product technology and patents	5,232	1,780	5,232	1,316
Impact of changes in foreign currency	1,799	—	1,301	—

Total intangible assets	$108,586	$9,463	$66,657	$6,995

The Company recorded $1.5 million and $1.0 million of amortization expense for the quarters ended June 30, 2007 and 2006, respectively and $2.5 million and $1.8 million for the year to date periods ended June 30, 2007 and 2006, respectively.

The estimated amortization expense for intangible assets is approximately $5.8 million in each of the next five years and then $33.5 million thereafter.

6. Warranty Costs

Changes in the carrying amount of accrued product warranty costs for the year to date periods ended June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006

Balance at beginning of period	$2,083	$1,876
Balance assumed with TB Wood’s acquisition	795	—
Accrued warranty costs	758	825
Payments and adjustments	(1,261)	(747)

Balance at end of period	$2,375	$1,954

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

7. Income Taxes

          The effective income tax rates recorded for the periods ended June 30, 2007 and 2006 were recorded based upon management’s best estimate of the effective income tax rates for the entire years. The 2007 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.

          The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109” (“FIN 48”) at the beginning of fiscal 2007, which resulted in a decrease of approximately $0.2 million to the December 31, 2006 retained earnings balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As of January 1, 2007 the Company had $2.3 million of unrecognized tax benefits of which $1.2 million, if recognized would reduce the Company’s effective tax rate and $0.9 million would result in a decrease in goodwill.

          As a result of the acquisition of TB Wood’s completed during the second quarter, the Company increased its unrecognized tax benefits by approximately $3.3 million. At June 30, 2007, the Company had $6.1 million of unrecognized tax benefits of which $1.7 million if recognized would reduce the Company’s effective tax rate and $4.2 million would result in a decrease to goodwill.

          Included in the balance of unrecognized tax benefits are amounts related to proposed tax filing positions currently under review by foreign taxing authorities. The Company expects this review to be completed by December 31, 2007 however it is unable to estimate the impact on its unrecognized tax benefits as of June 30, 2007.

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

          The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the condensed consolidated statements of operations. At January 1, 2007 and June 30, 2007, the Company had $0.3 million and $1.6 million of accrued interest and penalties, respectively.

8. Pension and Other Employee Benefits

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

The following table represents the components of the net periodic benefit cost associated with the respective plans for the year to date periods ended and quarters ended June 30, 2007 and 2006:

	Quarter Ended

	Pension Benefits		Other Benefits

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Service cost	$67	$151	$18	$84
Interest cost	319	334	49	150
Expected return on plan assets	(265)	(207)	—	—
Amortization of prior service cost	2	2	(243)	(101)
Amortization of net (gain) loss	—	—	(53)	17
Net periodic benefit cost (income)	$123	$280	$(229)	$150

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

	Year to Date Ended

	Pension Benefits		Other Benefits

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Service cost	$132	$303	$36	$168
Interest cost	654	669	98	299
Expected return on plan assets	(533)	(415)	—	—
Amortization of prior service cost	3	3	(487)	(201)
Amortization of net (gain) loss	—	—	(105)	35

Net periodic benefit cost (income)	$256	$560	$(458)	$301

9. Long-Term Debt

Revolving Credit Agreement

          The Company maintains a $30 million revolving borrowings facility with a commercial bank (the Revolving Credit Agreement). The Revolving Credit Agreement is subject to certain limitations resulting from the requirement of the Company to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. The Company may use up to $10.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2010.

          Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at June 30, 2007.

          There were no borrowings under the Revolving Credit Agreement at June 30, 2007 and December 31, 2006, however, as of both dates, the lender had issued $3.0 million of outstanding letters of credit on behalf of the Company.

          In April 2007, the Company amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lenders Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit were reduced to 1.5% and ..25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 30, 2010.

TB Wood’s Revolving Credit Agreement

          As part of the TB Wood’s acquisition, the Company refinanced the existing line of credit agreement with a commercial bank in connection with the acquisition of TB Wood’s. The Company refinanced $13.0 million of debt associated with TB Wood’s line of credit and $6.5 million in letters credit. As of June 30, 2007, there was $12.2 million outstanding under the TB Wood’s Credit Agreement, and $6.5 million of outstanding letters of credit.

Overdraft Agreements

          Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 30, 2007 or December 31, 2006 under any of the overdraft agreements.

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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

          The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Secured Notes at June 30, 2007.

          In connection with the acquisition of TB Wood’s on April 5, 2007, the Company completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes, after the follow-on offering is approximately 9.6% after consideration of the amortization of $1.1 million premium and $3.2 million of additional deferred financing costs.

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

The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Notes at June 30, 2007.

          In February 2007, using proceeds from Altra Holdings, Inc.’s, our parent, (“Holding’s”) initial public offering, the Company redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption The Company expensed $0.8 million of deferred financing costs and incurred $2.6 million of a pre-payment premium.

          In June 2007, using proceeds from Holding’s secondary public offering, the Company redeemed £5.5 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 114.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption the Company expensed $0.4 million of deferred financing costs and incurred $0.8 million of pre-payment premium.

          The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by the Company prior to such maturity date. As of June 30, 2007, the remaining principal balance outstanding was £15.9 million, or $31.9 million.

Variable Rate Demand Revenue Bonds

          In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s has borrowed approximately $3.0 and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.

Mortgage

          In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of June 30, 2007 and December 31, 2006, the mortgage has a principal of €1.9 million, or $2.6 million and €2.0 million or $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.

Capital Leases

          The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.1 million and $1.5 million at June 30, 2007 and December 31, 2006, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

10. Stockholder’s Equity

          The Company has authorized, issued and outstanding 1,000 shares of $0.001 pat-value common stock, all of which is held by Holdings, the Company’s parent and sole shareholder.

Stock-Based Compensation

          In 2005 Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial statements on a straight-line basis over the service period of the grant. All awards to date have been in the form of restricted stock. Compensation expense recorded during the year to date periods ended June 30, 2007 and 2006 was $0.8 million ($0.5 million net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively and $0.7 million ($0.4 million, net of tax) and less than $0.1 million in the quarters ended June 30, 2007 and 2006, respectively.

          In July 2007, the Compensation Committee of Holding’s Board of Directors approved a grant to two of the Company’s non-employee directors of 3,326 shares each of restricted common stock of Holdings. The fair market value of the restricted shares was calculated using the total number of shares granted multiplied by the average stock price on the date of grant of $18.04, for a total compensation charge of approximately $0.1 million. The shares will fully vest on March 14, 2008. The expense will be recognized on a straight line basis over the service period.

11. Related-Party Transactions

Joy Global Sales

          One of the Company’s directors, is an Executive of Joy Global, Inc. The Company sold approximately $2.6 million and $1.7 million in goods to divisions of Joy Global, Inc. during the year to date periods ended June 30, 2007 and 2006, respectively. Sales to divisions of Joy Global were $1.2 million and $0.8 million for the quarters ended June 30, 2007 and 2006, respectively. Other than his position as an Executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.

Management Agreement

          The Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million in management fees, included in selling, general and administrative expenses for the quarter ended June 30, 2006 and $0.5 million for the year to date period ended June 30, 2006. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition and it is reflected in selling, general and administrative expenses for the year to date period ended and quarter ended June 30, 2006. In December 2006, the Genstar management agreement was terminated. There are no amounts in accruals or other liabilities payable to Genstar as of June 30, 2007.

12. Concentrations of Credit, Business Risks and Workforce

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

          No one customer represented 10% or more of the Company’s sales for the quarters ended or year to date periods ended June 30, 2007 and 2006.

          Approximately 22.8% of the Company’s labor force (14.0% and 59.7% in the United States and Europe, respectively) is represented by collective bargaining agreements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

13 Geographic Information

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

	Net Sales Quarter Ended June 30,		Year to Date Period Ended June 30,		Property, Plant and Equipment

					June 30, 2007	December 31, 2006
	2007	2006	2007	2006

North America (primarily U.S.)	$117,997	$80,756	$211,176	$163,994	$84,930	$50,673
Europe	39,276	35,018	74,256	62,624	29,675	29,865
Asia and other	5,869	4,000	10,416	7,940	1,775	1,849
Total	$163,142	$119,774	$295,848	$234,558	$116,380	$82,387

          Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.

The net assets of foreign subsidiaries at June 30, 2007 and December 31, 2006 were $65.8 million and $46.8 million, respectively.

          The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.

14. Commitments and Contingencies

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

We have been indemnified for certain pre-existing legal and environmental matters for matters prior to acquisitions.

15. Restructuring, Asset Impairment and Transition Expenses

          Beginning in the first quarter of 2007, the Company adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas. The restructuring charges for the quarter and year to date periods ended June 30, 2007 were approximately $0.2 million and $1.0 million, respectively.

          The Company’s asset impairment and losses on sales of assets for the manufacturing consolidation program for the year to date period ended June 30, 2007 were $0.1 million. The Company does not expect any additional asset impairment and losses on sale of assets through the completion of this program.

          The Company’s total transition expense for the manufacturing consolidation program for the year to date period ended and quarter ended June 30, 2007 was approximately $0.9 million and $0.2 million, respectively. The Company expects to incur during 2007 an additional $0.1 million of transition costs in connection with the completion of this program.

          The Company’s total restructuring expense, excluding non-cash loss on disposal of fixed assets, by major component for the year to date period ended June 30, 2007 and costs that are expected to be incurred through the completion of the program, were as follows:

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

	Costs incurred year to date period ended June 30, 2007	Expected costs through program completion

Moving and relocation costs	$521	$—
Severance	224	30
Other	129	—

Total expenditures	$874	$30

The following is a reconciliation of the accrued restructuring costs between December 31, 2006 and June 30, 2007:

Balance at December 31, 2006	$—
Restructuring expenses incurred	991
Cash payments	(755)
Non-cash loss on disposal of fixed assets	(117)

Balance at June 30, 2007	$119

          In connection with the Company’s acquisition of TB Wood’s, the Company adopted a restructuring program intended to consolidate operating facilities and reduce duplicate staffing. The estimated costs of this restructuring program were recorded as a part of purchase accounting and increased goodwill.

The following is a summary of accruals related to such restructuring activities:

Balance at December 31, 2006	$—
Restructuring accruals established as part of purchase accounting related to severance	952
Cash payments	(852)

Balance at June 30, 2007	$100

This is a preliminary estimate of costs associated with this restructuring program.

16. Subsequent Event

          On August 6, 2007, the Company redeemed ₤12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption the Company incurred $3.3 million of pre-payment premium. Subsequent to the redemption, ₤3.9 million, or $7.9 million of Senior Notes remain outstanding

17. Guarantor Subsidiaries

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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

Condensed Consolidating Balance Sheets of the Company
June 30, 2007

	June 30, 2007

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$34,024	$(3,893)	$4,242	$—	$34,373
Trade receivables, less allowance for doubtful accounts	—	56,096	36,610	—	92,706
Loans receivable from related parties	—	54,034	—	(54,034)	—
Inventories, less allowances for obsolete materials	—	71,938	34,480	—	106,418
Deferred income taxes	—	3,431	3,574	—	7,005
Prepaid expenses and other	(214)	2,536	3,346	—	5,668

Total current assets	33,810	184,142	82,252	(54,034)	246,170
Property, plant and equipment, net	—	79,406	36,974	—	116,380
Intangible assets, net	—	76,450	22,673	—	99,123
Goodwill	—	94,716	26,777	—	121,493
Deferred income taxes	—	2,027	256	—	2,283
Other assets	6,585	470	85	—	7,141
Investments in subsidiaries	403,633	—	—	(403,633)	—

	$444,028	$437,211	$169,017	$(457,667)	$592,590

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	284	$23,031	$18,326	—	$41,641
Accrued payroll	180	8,009	6,049	—	14,238
Accruals and other current liabilities	5,463	8,164	5,569	—	19,196
Taxes payable	(740)	4,951	551	—	4,762
Deferred income taxes	—	—	1,382	—	1,382
Current portion of capital leases and short-term bank borrowings	—	495	453	—	948
Loans payable to related parties	1,765	—	52,269	(54,034)	—

Total current liabilities	6,952	44,650	84,599	(54,034)	82,167
Long-term debt, less current portion	298,699	19,061	3,581	—	321,341
Deferred income taxes	—	21,576	8,458	—	30,034
Pension liabilities	—	10,215	3,378	—	13,593
Other post-retirement benefits	—	3,132	—	—	3,132
Other long-term liabilities	333	737	3,208	—	4,279

Total liabilities	305,984	99,371	103,224	(54,034)	454,546

Total stockholder’s equity	138,044	337,840	65,793	(403,633)	138,044

	$444,028	$437,211	$169,017	$(457,667)	$592,590

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

Condensed Consolidating Balance Sheets of the Company
December 31, 2006

	December 31, 2006

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$41,016	$(5,488)	$6,999	$—	$42,527
Trade receivables, less allowance for doubtful accounts	—	37,780	23,726	—	61,506
Loan receivable from related parties	9,866	36,681	—	(46,547)	—
Inventories, less allowances for obsolete materials	—	50,573	25,196	—	75,769
Deferred income taxes	—	7,159	(376)	—	6,783
Prepaid expenses and other	1,875	3,353	2,340	—	7,532

Total current assets	52,757	130,058	57,849	(46,547)	194,117
Property, plant and equipment, net	—	48,762	33,625	—	82,387
Intangible assets, net	—	36,708	22,954	—	59,662
Goodwill	—	41,660	23,737	—	65,397
Deferred income taxes	—	2,120	15	—	2,135
Other assets	5,302	279	89	—	5,670
Investments in subsidiaries	258,221	—	—	(258,221)	—

	$316,280	$259,587	$138,269	$(304,768)	$409,368

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$—	$18,316	$15,737	$—	$34,053
Accrued payroll	2,469	6,089	5,513	—	14,071
Accruals and other current liabilities	5,346	7,053	2,796	—	15,195
Taxes payable	—	1,509	1,105	—	6,549
Deferred income taxes	—	—	1,382	—	1,382
Current portion of long-term debt	—	254	319	—	573
Loans payable to related parties	—	—	46,547	(46,547)	—

Total current liabilities	11,750	33,221	73,399	(46,547)	71,823
Long-term debt, less current portion	225,011	349	3,195	—	228,555
Deferred income taxes	—	(1,156)	8,286	—	7,130
Pension liabilities	—	11,797	3,372	—	15,169
Other post-retirement benefits	—	3,262	—	—	3,262
Other long-term liabilities	—	682	3,228	—	3,910

Total liabilities	236,761	48,155	91,480	(46,547)	329,849

Total stockholder’s equity	79,519	211,432	46,789	(258,221)	79,519

	$316,280	$259,587	$138,269	$(304,768)	$409,368

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Operations of the Company
Quarter ended June 30, 2007

	Quarter ended June 30, 2007

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated

Net sales	$—	$119,613	$57,126	$(13,597)	$163,142
Cost of sales	—	88,305	42,530	(13,597)	117,238

Gross profit	—	31,308	14,596	—	45,904
Selling, general and administrative expenses	—	15,700	9,335	—	25,035
Research and development expenses	—	1,262	942	—	2,204
Restructuring charges	—	36	162	—	198

Income from operations	—	14,310	4,157	—	18,467
Interest expense, net	8,332	385	1,975	—	10,692
Other non-operating (income) expense, net	(115)	(93)	331	—	123
Equity in earnings of subsidiaries	13,066	—	—	(13,066)	—

Income before income taxes	4,849	14,018	1,851	(13,066)	7,652
Provision for income taxes	—	2,365	438	—	2,803

Net income	$4,849	$11,653	$1,413	$(13,066)	$4,849

Condensed Consolidating Statements of Operations of the Company
Year to date ended June 30, 2007

	Year to Date ended June 30, 2007

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated

Net sales	$—	$213,237	$102,664	$(20,053)	$295,848
Cost of sales	—	156,310	75,639	(20,053)	211,896

Gross profit	—	56,927	27,025	—	83,952
Selling, general and administrative expenses	—	28,356	17,483	—	45,839
Research and development expenses	—	1,956	1,542	—	3,498
Restructuring charges	—	613	378	—	991

Income from operations	—	26,002	7,622	—	33,624
Interest expense (income), net	15,507	418	3,915	—	19,840
Other non-operating (income) expense, net	(151)	(118)	345	—	76
Equity in earnings of subsidiaries	23,996	—	—	(23,996)	—

Income before income taxes	8,640	25,702	3,362	(23,996)	13,708
Provision for income taxes	—	4,061	1,007	—	5,068

Net income	$8,640	$21,641	$2,355	$(23,996)	$8,640

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Operations of the Company
Quarter to Date ended June 30, 2006

	Quarter ended June 30, 2006

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated

Net sales	$—	$81,350	$40,938	$(2,514)	$119,774
Cost of sales	—	59,605	30,410	(2,514)	87,501

Gross profit	—	21,745	10,528	—	32,273
Selling, general and administrative expenses	—	11,614	7,480	—	19,094
Research and development expenses	—	712	576	—	1,288

Income from operations	—	9,419	2,472	—	11,891
Interest expense (income), net	6,692	95	(737)	—	6,050
Other non-operating (income) expense, net	238	(25)	(141)	—	72
Equity in earnings of subsidiaries	10,847	—	—	(10,847)	—

Income before income taxes	3,917	9,349	3,350	(10,847)	5,769
Provision for income taxes	—	1,761	91	—	1,852

Net income	$3,917	$7,588	$3,259	$(10,847)	$3,917

Condensed Consolidating Statements of Operations of the Company
Year to Date ended June 30, 2006

	Year to Date ended June 30, 2006

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated

Net sales	$—	$165,964	$74,069	$(5,475)	$234,558
Cost of sales	—	121,296	54,610	(5,475)	170,431

Gross profit	—	44,668	19,459	—	64,127
Selling, general and administrative expenses	1,005	23,458	13,358	—	37,821
Research and development expenses	—	1,378	1,114	—	2,492

Income (loss) from operations	(1,005)	19,832	4,987	—	23,814
Interest expense (income), net	11,099	42	85	—	11,226
Other non-operating (income) expense, net	238	(135)	(190)	—	(87)
Equity in earnings of subsidiaries	20,343	—	—	(20,343)	—

Income before income taxes	8,001	19,925	5,092	(20,343)	12,675
Provision for income taxes	—	3,772	902	—	4,674

Net income	$8,001	$16,153	$4,190	$(20,343)	$8,001

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Cash Flows of the Company
Year to Date ended June 30, 2007

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$8,640	$21,641	$2,355	$(23,996)	$8,640
Undistributed equity in earnings of subsidiaries	(23,996)	—	—	23,996	—
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	—	5,212	2,852	—	8,064
Amortization of intangible assets	—	1,698	770	—	2,468
Amortization and write-off of deferred loan costs	1,857	—	—	—	1,857
Accretion of debt discount and premium	415	—	—	—	415
Loss (gain) on foreign currency	(151)	—	361	—	210
Amortization of inventory fair value adjustment	—	—	651	—	651
Loss on sale of fixed assets	—	—	112	—	112
Stock based compensation	800	—	—	—	800
Changes in operating assets and liabilities:
Trade receivables	—	(7,704)	(6,336)	—	(14,040)
Inventories	—	695	(1,333)	—	(638)
Accounts payable and accrued liabilities	(7,554)	(6,288)	(991)	—	(14,833)
Other current assets and liabilities	3,232	526	(243)	—	3,515
Other operating assets and liabilities	265	(126)	(39)	—	100

Net cash provided by (used in) operating activities	(16,492)	15,654	(1,841)	—	(2,679)
Cash flows from investing activities:
Purchases of fixed assets	—	(3,191)	(1,058)	—	(4,249)
Acquisition, net of cash acquired	(117,484)	—	—	—	(117,484)

Net cash used in investing activities	(117,484)	(3,191)	(1,058)	—	(121,733)
Cash flows from financing activities:
Capital contribution from Parent Company	49,015	—	—	—	49,015
Proceeds from issuance of senior secured notes	106,050	—	—	—	106,050
Payment of debt issuance costs	(3,405)	—	—	—	(3,405)
Payments on senior notes	(33,998)	—	—	—	(33,998)
Borrowings under revolving credit agreements	8,315	—	—	—	8,315
Payments on revolving credit agreements	(8,315)	(805)	—	—	(9,120)
Payments made on behalf of Parent Company	(1,009)	—	—	—	(1,009)
Change in affiliate debt	10,331	(9,984)	(347)	—	—
Change in capital leases	—	(79)	(280)	—	(359)

Net cash provided by (used in) financing activities	126,984	(10,868)	(627)	—	(115,489)
Effect of exchange rates on cash	—	—	769	—	769

Increase (decrease) in cash and cash equivalents	(6,992)	1,595	(2,757)	—	(8,154)
Cash and cash equivalents, beginning of the period	41,016	(5,488)	6,999	—	42,527

Cash and cash equivalents, end of period	$34,024	$(3,893)	$4,242	$—	$34,373

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Cash Flows of the Company
Year to Date Ended June 30, 2006

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$8,001	$16,153	$4,190	$(20,343)	$8,001
Undistributed equity in earnings of subsidiaries	(20,343)	—	—	20,343	—
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	—	3,284	1,666	—	4,950
Amortization of intangible assets	—	1,139	657	—	1,796
Amortization of deferred loan costs	425	—	—	—	425
Accretion of debt discount	472	—	—	—	472
Amortization of inventory fair value adjustment	—	245	2,033	—	2,278
Gain on sale of fixed assets	—	—	(7)	—	(7)
Stock based compensation	65	—	—	—	65
Provision for deferred taxes	—	2,083	126	—	2,209
Changes in operating assets and liabilities:
Trade receivables	—	(1,008)	(2,659)	—	(3,667)
Inventories	—	(2,298)	(883)	—	(3,181)
Accounts payable and accrued liabilities	2,972	(4,866)	(3,337)	—	(5,231)
Other current assets and liabilities	(186)	727	(987)	—	(446)
Other operating assets and liabilities	1,116	(776)	(77)	—	(263)

Net cash (used in) provided by operating activities	(7,478)	14,683	722	—	7,927
Cash flows from investing activities:
Purchases of fixed assets	—	(3,354)	(756)	—	(4,110)
Acquisitions, net of cash acquired	—	(9,251)	(44,835)	—	(54,086)

Net cash used in investing activities	—	(12,605)	(45,591)	—	(58,196)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,625	—	—	—	57,625
Payment of debt issuance costs	(1,928)	—	—	—	(1,928)
Payments made on behalf of Parent company	(12,619)	—	—	—	(12,619)
Borrowings under revolving credit agreements	5,057	—	—	—	5,057
Payments under revolving credit agreements	(5,057)	—	—	—	(5,057)
Proceeds from mortgages	—	—	2,510	—	2,510
Change in affiliate debt	(42,148)	(1,530)	43,678	—	—
Change in capital leases	—	(106)	45	—	(61)

Net cash (used in) provided by financing activities	930	(1,636)	46,233	—	45,527
Effect of exchange rates on cash	—	—	255	—	255

Increase (decrease) in cash and cash equivalents	(6,548)	442	1,619	—	(4,487)
Cash and cash equivalents, beginning of the period	8,819	(2,713)	3,954	—	10,060

Cash and cash equivalents, end of period	$2,271	$(2,271)	$5,573	$—	$5,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. should be read together with the audited financial statements of Altra Industrial Motion, Inc. and its Predecessor and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Form S-4 filed with the Securities and Exchange Commission on August 9, 2007. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Form S-4 filed with the Securities and Exchange Commission on August 9, 2007.

General

          We are a leading multinational designer, producer and marketer of a wide range of mechanical power transmission products. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, couplings, machined-race bearings, belted drives and other related products which are sold across a wide variety of industries. Our products serve a wide variety of end markets including general industrial, material handling, mining, power generation, transportation, automotive and turf and garden. We primarily sell our products to OEMs such as John Deere, Carrier and General Electric and through long-standing relationships with industrial distributors such as Motion Industries, Applied Industrial Technologies, Kaman Industrial Technologies, Bearing Distributions, Inc. and W.W. Grainger.

Recent Acquisition

          On April 5, 2007, the Company completed its acquisition of TB Wood’s Corporation (“TB Wood’s”) pursuant to a cash tender offer for all of the outstanding shares of TB Wood’s common stock for $24.80 per share. This was followed by a short form merger (the “Merger”) of Forest Acquisition Corporation, the Company’s wholly-owned subsidiary, with and into TB Wood’s. This resulted in TB Wood’s becoming a wholly-owned subsidiary of the Company. In connection with the merger, all remaining outstanding shares of TB Wood’s common stock (other than those held by shareholders who properly perfect dissenters’ rights under Delaware law), were converted into the right to receive the same $24.80 cash price per share paid in the tender offer (net of the holder without interest and less any required withholding taxes).

Critical Accounting Policies

          The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Management believes there have been no significant changes in our critical accounting policies since December 31, 2006. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 on January 1, 2007. See Note 7 to the condensed consolidated financial statements for the impact of adoption of this pronouncement.

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

Results of Operations

	Quarter Ended		Year to Date Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$163,142	$119,774	$295,848	$234,558
Cost of sales	117,238	87,501	211,896	170,431

Gross profit	45,904	32,273	83,952	64,127
Gross profit percentage	28.1%	26.9%	28.4%	27.3%
Selling, general and administrative expenses	25,035	19,094	45,839	37,821
Research and development expenses	2,204	1,288	3,498	2,492
Restructuring charges	198	—	991	—

Income from operations	18,467	11,891	33,624	23,814
Interest expense, net	10,692	6,050	19,840	11,226
Other non-operating income, net	123	72	76	(87)

Income before income taxes	7,652	5,769	13,708	12,675
Provision for income taxes	2,803	1,852	5,068	4,674

Net income	$4,849	$3,917	$8,640	$8,001

Quarter Ended June 30, 2007 Compared with Quarter Ended June 30, 2006

          Net sales. Net sales increased by $43.4 million, or 36.2%, from $119.8 million for the quarter ended June 30, 2006 to $163.1 million for the quarter ended June 30, 2007. The increase in sales was primarily due to the inclusion of TB Wood’s which contributed $29.8 million. Without including the impact of Hay Hall, acquired February 10, 2006, Warner Linear, acquired May 18, 2006 and TB Wood’s acquired April 5, 2007, sales increased 10.6%. The remaining increase was driven by price increases, new product initiatives, continued strength in key late cycle markets, defense applications and global clutch brake sales.

          Gross profit. Gross profit increased by $13.6 million, or 42.2%, from $32.3 million (26.9% of net sales), for the quarter ended June 30, 2006 to $45.9 million (28.1% of net sales) for the same period of 2007. The increase is primarily due to the inclusion of TB

Wood’s during the second quarter 2007, additional low cost country material sourcing and implementation of productivity improvements at recently acquired businesses.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.9 million, or 31.1%, from $19.1 million for the quarter ended June 30, 2006 to $25.0 million for the quarter ended June 30, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of TB Wood’s and Warner Linear for the full quarter ended June 30, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement.

          Research and development expenses. Research and development expenses increased $0.9 million or 71.1% from $1.3 million to $2.2 million. The increase in research and development expense is due to the inclusion of TB Wood’s in the quarter ended June 30, 2007.

          Restructuring During the first quarter of 2007, we initiated a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We recorded approximately $0.2 million of restructuring expense in the second quarter of 2007.

          EBITDA. To reconcile net income to EBITDA for the quarter ended June 30, 2007, we added back to net income $2.8 million provision of income taxes, $10.7 million of interest expense and $6.1 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended June 30, 2006, we added back to net income $1.9 million provision of income taxes, $6.1 million of interest expense and $3.8 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $24.4 million for the quarter ended June 30, 2007 and $15.6 million for the quarter ended June 30, 2006. The increase is due to the acquisition of TB Wood’s and Warner Linear, price increases, volume, and cost savings measures.

          Interest expense. We recorded interest expense of $10.7 million during the quarter ended June 30, 2007, which was an increase of $4.6 million, from the quarter ended June 30, 2006. The increase was due to $2.4 million of interest associated with the Senior Secured Notes that were issued in the second quarter of 2007, the $1.6 million pre-payment premium and the $0.3 million amortization of deferred financing costs associated with the pay-down of the Senior Notes. For a description of the Senior Secured Notes and the Senior Notes please see Note 9 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

          Provision for income taxes. The provision for income taxes was $2.8 million, or 36.6%, of income before taxes, for the quarter ended June 30, 2007, versus a provision of $1.9 million, or 32.1%, of income before taxes, for the quarter ended June 30, 2006. The 2007 provision as a percentage of income before taxes was higher than that of 2006, primarily due to a greater proportion of taxable income in jurisdictions having higher statutory tax rates. Additionally, the Company’s overall estimated effective tax rate for all of 2006 is lower than the rate recorded in the first quarter of 2006 and therefore the second quarter rate was driven down to get the year to date effective rate at the estimated full year rate.

Year to Date Ended June 30, 2007 Compared with Year to Date Ended June 30, 2006

          Net sales. Net sales increased by $61.3 million, or 26.1%, from $234.6 million for the year to date period ended June 30, 2006 to $295.8 million for the year to date period ended June 30, 2007. Without including the impact of Hay Hall, acquired February 10, 2006 Warner Linear, acquired May 18, 2006, and TB Wood’s acquired April 5, 2007, sales increased 9.4%. The increase is due to price increases, new product initiatives, continued strength in key late cycle markets, defense applications and global clutch brake sales.

          Gross profit. Gross profit increased by $19.8 million, or 30.9%, from $64.1 million (27.3% of net sales), for the year to date period ended June 30, 2006 to $84.0 million (28.4% of net sales) for the same period of 2007. The increase is primarily due to the inclusion of Hay Hall, TB Wood’s and Warner Linear for the full year to date period ended June 30, 2007, additional low cost country material sourcing and implementation of productivity improvements at recently acquired businesses.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.0 million, or 21.2%, from $37.8 million for the year to date period ended June 30, 2006 to $45.8 million for the year to date period ended June 30, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of TB Wood’s, Hay Hall and Warner Linear for the full year to date period ended June 30, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement.

          Research and development expenses. Research and development expenses increased $1.0 million, or 40.4%, from $2.5 million to $3.5 million. The increase is mainly due to the inclusion of TB Wood’s in the year to date period ended June 30, 2007.

          Restructuring During the first quarter of 2007, we adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We incurred approximately $1.0 million of restructuring expense in the year to date period ended June 30, 2007.

          EBITDA. To reconcile net income to EBITDA for the year to date period ended June 30, 2007, we added back to net income $5.1 million provision of income taxes, $19.8 million of interest expense and $10.6 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended June 30, 2006, we added back to net income $4.7 million provision of income taxes, $11.2 million of interest expense and $6.7 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $44.1 million for the year to date period ended June 30, 2007 and $30.6 million for the year to date period ended June 30, 2006. The increase is due to the acquisitions of TB Wood’s, Hay Hall and Warner Linear, price increases, volume, cost savings measures and the termination of the management advisory services agreement.

          Interest expense. We recorded interest expense of $19.8 million during the year to date period ended June 30, 2007, which was an increase of $8.6 million, from the year to date period ended June 30, 2006. The increase was due to the interest associated with the Senior Notes being outstanding for an additional six weeks during the first quarter of 2007, the $1.6 million pre-payment premium and $0.3 million of amortization of deferred financing costs associated with the pay-down of the Senior Notes issued during the second quarter of 2007. The increase was partially offset by a decrease in interest on the Senior Notes after the February redemption. For a description of the Senior Notes and Senior Secured Notes, please see Note 9 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

          Provision for income taxes. The provision for income taxes was $5.1 million, or 37.0%, of income before taxes, for the year to date period ended June 30, 2007, versus a provision of $4.7 million, or 36.9%, of income before taxes, for the year to date period ended June 30, 2006.

Liquidity and Capital Resources

Net Cash

          Cash and cash equivalents totaled $34.4 million at June 30, 2007 compared to $42.5 million at December 31, 2006. Net cash used in operating activities for the year to date period ended June 30, 2007 resulted mainly from cash provided by net income of $8.6 million and the add-back of non-cash depreciation, amortization, stock based compensation, amortization of inventory fair value adjustment, disposal of fixed assets, loss on foreign currency, accretion of debt discount and deferred financing costs of $14.3 million offset by a net increase in operating assets of $11.1 million and a net decrease in operating liabilities of $14.8 million.

          Net cash used in investing activities of $121.7 million for the year to date period ended June 30, 2007 resulted from $117.5 million used in the purchase of TB Wood’s and $4.2 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.

          Net cash provided by financing activities of $115.5 million for the year to date period ended June 30, 2007 consisted primarily of proceeds from the issuance of Senior Secured Notes for $106.1 million, a capital contribution, from Holding’s of $49.0 million and borrowings from the revolving line of credit of $8.3 million. This was offset by the payment of debt issuance costs of $3.4 million, payments on the revolving line of credit for $9.1 million, the payment of $34.0 million on the Senior Notes, payments made on behalf of Holdings of $1.0 million and payments of capital lease obligations of $0.4 million.

          Net cash flow used in operating activities, for the year to date period ended June 30, 2006 resulted mainly from cash provided by net income of $6.9 million and the add-back of non-cash depreciation, amortization, accretion and deferred financing costs of $8.0 million, stock based compensation of $0.1 million, deferred tax expense of $2.2 million, non-cash amortization of $1.8 million and $2.3 million for inventory step-ups recorded as part of the Hay Hall Acquisition and a net increase in operating liabilities of $0.2 million, offset by cash used from a net increase in operating assets of $12.5 million.

          Net cash used in investing activities of $58.2 million for the quarter ended June 30, 2006 resulted from $50.3 million used in the purchase of Hay Hall, $3.5 million for the purchase of Bear Linear and $4.1 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.

          Net cash provided by financing activities of $45.5 million for the year to date period ended June 30, 2006 resulted primarily from the proceeds of $57.6 million from the issuance of the Senior Notes in connection with the Hay Hall Acquisition, proceeds from mortgages of $2.5 million offset by payments made on behalf of Holdings of $12.6 million and payment of debt issuance cost of $1.9 million.

Liquidity

          Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See footnote 9 to the Condensed Consolidated financial statements for explanation of our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.

          We incurred substantial indebtedness in connection with the Colfax Corporation, Hay Hall and TB Wood’s Acquisitions. As of June 30, 2007, taking into account these transactions, we had approximately $322.3 million of total indebtedness outstanding (including capital leases and mortgages). We expect our interest expense, arising from our existing debt, to be approximately $31.2 million on an annual basis, through the maturity of the Senior Secured Notes, in 2011.

          Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of June 30, 2007, there were no outstanding borrowings and $3.0 million of outstanding letters of credit under our senior revolving credit facility.

          We had $12.2 million outstanding on the TB Wood’s revolving credit facility as of June 30, 2007. No additional borrowing are allowed under this agreement.

          We made capital expenditures of approximately $4.2 million and $4.1 million in the quarters ended June 30, 2007 and June 30, 2006, respectively. These capital expenditures will support on-going business needs.

          We have cash funding requirements associated with our pension plan which are estimated to be $1.6 million during the remainder of 2007, $3.8 million in 2008, and $1.9 million thereafter.

          Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See the section entitled “Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion.

          We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Contractual Obligations

          During the year to date period ended June 30, 2007 the Company redeemed ₤11.6 million and ₤5.5 million aggregate principal amount of their outstanding Senior Notes. As of June 30, 2007, the remaining principal balance was ₤15.9 million, or approximately $31.9 million. In August, 2007, the Company redeemed ₤12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Subsequent to the redemption, ₤3.9 million, or $7.9 million of Senior Notes remain outstanding The remaining principal balance is due February 2013.

          In April 2007, we completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of June 30, 2007, the remaining principal balance was $270.0 million. The balance is due in December 2011.

          In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. In addition, we refinanced concurrent with the acquisition $13.0 million of TB Wood’s revolving credit agreement. Payments of $0.8 million are due over the remainder of 2007. $1.5 million, $1.5 million, $8.8 million are due in 2008, 2009 and 2010, respectively.

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

Item 4. Controls and Procedures

          Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007.

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

          There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

          The reader should carefully consider the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006 and the Form S-4 filed with the Securities and Exchange Commission on August 9, 2007. These factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. Management does not believe there have been any material changes in our risk factors as stated in our Annual Report on Form 10-K for the year ended December 31, 2006 other than those contained in the risk factors section of the Company’s Form S-4 filed with the Securities and Exchange Commission on August 9, 2007 (which is incorporated by reference).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, dated as of February 17, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

2.2(2)	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 11, 2007, among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation.

3.1(3)	Certificate of Incorporation of the Registrant.

3.3(3)	Bylaws of the Registrant.

4.1(4)	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee.

4.2(5)	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.3(6)	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.4(5)	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.5(7)	Fourth Supplemental Indenture, dated as of March 21, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.6(8)	Fifth Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee.

4.7(4)	Form of 9% Senior Secured Notes due 2011.

4.8(4)	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.9(9)	Registration Rights Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the subsidiary guarantors party thereto.

4.10(6)

Indenture, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, The Bank of New York, as trustee and paying agent and The Bank of New York (Luxembourg) SA, as Luxembourg paying agent.

4.11(5)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York as trustee.

4.12(7)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.13(8)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.

4.14(6)	Form of 11¼% Senior Notes due 2013.

4.15(6)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers.

10.2(9)

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

(1)          Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(2)          Incorporated by reference to Altra Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.

(3)          Incorporated by reference Altra Industrial Motion, Inc.’s Registration Statement on Form 10, as amended (No. 333-124944), filed with the Securities and Exchange Commission on May 16, 2005.

(4)          Incorporated by reference to Altra Industrial Motion, Inc. Registration Statement on Form S-4 (File No. 333-124944) filed with the Securities and Exchange Commission on May 16, 2005.

(5)          Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 15, 2006.

(6)          Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(7)          Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2007.

(8)          Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2007.

(9)          Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 (File No. 333-142692-06) filed with the Securities and Exchange Commission on May 8, 2007.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.

August 14, 2007	By:	/s/ Michael L. Hurt

	Name:	Michael L. Hurt
	Title	Chairman and Chief Executive Officer

August 14, 2007	By:	/s/ David Wall

	Name:	David Wall
	Title:	VP Finance and Chief Financial Officer