Form 10-Q/A
period 2007-06-30
Altra Industrial Motion, Inc.
filed 2007-08-30
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 (“Amended Filing”) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (“Original Filing”), originally filed August 14, 2007, is being filed solely to amend footnote 3 to the unaudited condensed consolidated financial statements. This Amended Filing is being filed to correct computational errors in the unaudited pro forma disclosure of the Registrant’s acquisition of TB Wood’s Inc., to accurately include three months of TB Wood’s Inc. financial results in the unaudited pro-forma disclosure for the quarter ended June 30, 2006 and to correct certain pro forma adjustments impacting the unaudited pro forma results for the quarter and year to date periods ended June 30, 2006 and 2007.

Other than described above, no changes have been made to any other items in the Original Filing. This Amended Filing does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.

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

          The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended June 30, 2007 and 2006 as if the Company had acquired TB Wood’s at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s with the results prior to April 5, 2007 for TB Wood’s, adjusted to include the pro forma impact of (i) additional interest expense associated with debt issued on April 5, 2007 in connection with the TB Wood’s Acquisition; (ii) additional depreciation expense as a result of estimated depreciation on

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Dollars in thousands, unless otherwise noted

fair value of fixed assets; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; (iv) and an adjustment to the tax provision for the tax effect of the above adjustments.  The unaudited proforma financial information for the quarter and year to date periods ended June 30, 2007 includes a non-recurring charge to step-up the value of acquired inventory sold of $0.7 million.  These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Quarter to Date ended June 30, 2007	Quarter to Date ended June 30, 2006	Year to Date ended June 30, 2007	Year to Date ended June 30, 2006

Total revenues	$164,505	$149,524	$326,181	$293,727
Net income	$3,859	$3,026	$5,967	$5,837

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

16. Subsequent Event

          On August 6, 2007, the Company redeemed 12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption the Company incurred $3.3 million of pre-payment premium. Subsequent to the redemption, 3.9 million, or $7.9 million of Senior Notes remain outstanding

17. Guarantor Subsidiaries

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

Contractual Obligations

          During the year to date period ended June 30, 2007 the Company redeemed 11.6 million and 5.5 million aggregate principal amount of their outstanding Senior Notes. As of June 30, 2007, the remaining principal balance was 15.9 million, or approximately $31.9 million. In August, 2007, the Company redeemed 12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. Subsequent to the redemption, 3.9 million, or $7.9 million of Senior Notes remain outstanding The remaining principal balance is due February 2013.

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

ALTRA INDUSTRIAL MOTION, INC.

August 30, 2007	By:	/s/ Michael L. Hurt

	Name:	Michael L. Hurt
	Title	Chairman and Chief Executive Officer

August 30, 2007	By:	/s/ David Wall

	Name:	David Wall
	Title:	VP Finance and Chief Financial Officer