Form 10-Q
period 2007-09-29
Altra Industrial Motion, Inc.
filed 2007-11-13
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated Filer	☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐	No ☒

As of November 1, 2007, 1,000 shares of Common Stock, $.001 par value per share, were outstanding.

TABLE OF CONTENTS

Page #
PART I—FINANCIAL INFORMATION	2
Item 1. Unaudited Condensed Consolidated Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	32
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ALTRA INDUSTRIAL MOTION, INC.

Condensed Consolidated Balance Sheets

Amounts in thousands (except share amounts)

	September 29, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,034	$42,527
Trade receivables, less allowance for doubtful accounts of $1,297 and $2,017	86,634	61,506
Inventories	107,641	75,769
Deferred income taxes	7,022	6,783
Prepaid expenses and other	5,767	7,532
Total current assets	237,098	194,117
Property, plant and equipment, net	116,668	82,387
Intangible assets, net	99,528	59,662
Goodwill	122,694	65,397
Deferred income taxes	2,380	2,135
Other assets	6,496	5,670
Total assets	$584,864	$409,368
Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$40,406	$34,053
Accrued payroll	16,493	14,071
Accruals and other liabilities	27,068	15,195
Taxes payable	6,756	6,549
Deferred income taxes	1,382	1,382
Current portion of long-term debt	2,433	573
Total current liabilities	94,538	71,823
Long-term debt, less current portion and net of unaccreted discount and premium	295,401	228,555
Deferred income taxes	30,077	7,130
Pension liabilities	12,861	15,169
Other post retirement benefits	2,863	3,262
Other long term liabilities	4,301	3,910
Commitments and Contingencies (See Note 14)	—	—
Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Due to parent	24,341	24,724
Additional paid-in capital	97,829	48,814
Retained earnings	21,814	9,045
Accumulated other comprehensive income (loss)	839	(3,064)
Total stockholder’s equity	144,823	79,519
Total liabilities and stockholder’s equity	$584,864	$409,368

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

Amounts in thousands

(unaudited)

	Quarter Ended September 29,		Year to Date Ended September 29,
	2007	2006	2007	2006

Net sales	$156,976	$112,953	$452,824	$347,511
Cost of sales	111,920	82,528	323,816	252,959
Gross profit	45,056	30,425	129,008	94,552
Selling, general and administrative expenses	24,626	19,543	70,465	57,364
Research and development expenses	2,245	1,315	5,743	3,807
Restructuring charges	189	—	1,180	—
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	(3,838)
Income from operations	17,996	13,405	51,620	37,219
Interest expense, net	11,389	6,345	31,229	17,571
Other non-operating expense, net	298	734	374	647
Income before income taxes	6,309	6,326	20,017	19,001
Provision for income taxes	1,999	2,377	7,067	7,051
Net income	$4,310	$3,949	$12,950	$11,950

Consolidated Statement of Comprehensive Income

Foreign currency translation adjustment	2,643	1,465	3,903	3,022
Comprehensive income	$6,953	$5,414	$16,853	$14,972

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.

Condensed Consolidated Statements of Cash Flows

Dollars in thousands

(unaudited)

	Year to Date Ended September 29,
	2007	2006
Cash flows from operating activities:
Net income	$12,950	$11,950
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,378	7,544
Amortization of intangible assets	3,999	2,767
Amortization and write-offs of deferred loan costs	2,980	694
Loss on foreign currency, net	409	466
Accretion of debt discount and premium, net	594	707
Amortization of inventory fair value adjustment	651	2,278
Loss (gain) on sale of fixed assets	112	(14)
Stock based compensation	1,092	439
Gain on curtailment of post-retirement benefit plan	—	(3,838)
Provision for deferred taxes	—	1,527
Changes in operating assets and liabilities:
Trade receivables	(6,884)	(1,945)
Inventories	(2,281)	(1,763)
Accounts payable and accrued liabilities	(8,402)	(8,384)
Other current assets and liabilities	4,147	159
Other operating assets and liabilities	6	343
Net cash provided by operating activities	21,751	12,930
Cash flows from investing activities:
Purchases of fixed assets	(6,803)	(6,113)
Acquisitions, net of $5,522 and $441 of cash acquired	(117,911)	(54,302)
Net cash used in investing activities	(124,714)	(60,435)
Cash flows from financing activities:
Capital contribution from Parent Company	49,015	—
Proceeds from issuance of senior notes	—	57,625
Proceeds from issuance of senior secured notes	106,050	—
Payment of debt issuance costs	(3,692)	(2,506)
Payments on senior notes	(58,428)	—
Borrowings under revolving credit agreement	8,315	5,057
Payments on revolving credit agreement	(9,847)	(5,057)
Payments made on behalf of Parent Company, net	(1,475)	(14,580)
Proceeds from mortgages	—	2,510
Payments on mortgage	(178)	—
Payments on capital leases	(534)	(106)
Net cash provided by financing activities	89,226	42,943
Effect of exchange rates on cash	1,244	262
Decrease in cash and cash equivalents	(12,493)	(4,300)
Cash and cash equivalents, beginning of period	42,527	10,060
Cash and cash equivalents, end of period	$30,034	$5,760
Cash paid during the period for:
Interest	$24,076	$12,997
Income Taxes	$10,338	$2,160
Non-Cash Financing:
Acquisition of capital equipment under capital lease	$1,655	$404

See accompanying notes.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

1. Organization and Nature of Operations

Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”), is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in nine countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork and Warner Linear.

2. Basis of Presentation

The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of September 29, 2007 and for the quarters and year to date periods ended September 29, 2007 and 2006.

The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Total purchase price, including closing costs of approximately $2.0 million	$123,433
Cash and cash equivalents	5,522
Trade receivables	16,186
Inventories	29,215
Prepaid expenses and other	1,786
Property, plant and equipment	35,568
Intangible assets	42,824
Total assets acquired	$131,101
Accounts payable, accrued payroll, and accruals and other current liabilities	$22,970
Other liabilities	41,658
Total liabilities assumed	$64,628
Net assets acquired	$66,473
Excess purchase price over the fair value of net assets acquired	$56,960

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$31,040
Trade names and trademarks, not subject to amortization	11,784
Total intangible assets	$42,824

Customer relationships are subject to amortization over their preliminary estimated useful lives of 16 years which is the Company’s preliminary estimate of how long the Company will benefit from the acquired assets.

The following table sets forth the unaudited pro forma results of operations of the Company for the quarter and year to date periods ended September 29, 2007 and 2006 as if the Company had acquired TB Wood’s at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s with the results prior to April 5, 2007, for TB Wood’s, adjusted to include the pro forma impact of (i) additional interest expense associated with debt issued on April 5, 2007 in connection with the TB Wood’s Acquisition; (ii) additional depreciation expense as a result of estimated depreciation on fair value of fixed assets; (iii) additional expense as a result of estimated amortization of identifiable intangible assets; (iv) and an

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

adjustment to the tax provision for the tax effect of the above adjustments. The unaudited pro-forma financial information for the year to date period ended September 29, 2007 includes a non-recurring charge to step-up the value of acquired inventory sold of $0.7 million. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Quarter Ended September 29, 2007	Quarter Ended September 29, 2006	Year to Date Ended September 29, 2007	Year to Date Ended September 29, 2006
Total revenues	$156,976	$142,847	$482,737	$436,574
Net income	$4,310	$3,444	$10,042	$9,436

During 2006, the Company purchased all of the outstanding share capital of Hay Hall for $51.0 million, including $1.8 million of closing costs. The Company completed its final purchase price allocation during 2006, which resulted in the Company recording approximately $12.4 million in goodwill. In addition, the Company recorded $16.4 million in intangible assets.

4. Inventories

Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company’s remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Market is defined as net realizable value. Inventories at September 29, 2007 and December 31, 2006 consisted of the following:

	September 29, 2007	December 31, 2006
Raw materials	$35,946	$26,731
Work in process	24,299	19,112
Finished goods	47,396	29,926
Inventories, net	$107,641	$75,769

Approximately 19% of total inventories at September 29, 2007 were valued using the LIFO method. In the year to date and quarter to date period ended September 29, 2007, the LIFO reserve increased $0.3 million and $0.1 million, respectively, which was recorded as a component of costs of sales in the accompanying condensed consolidated statement of income and comprehensive income.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

5. Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2006 through September 29, 2007 was as follows:

Goodwill
Balance December 31, 2006	$65,397
Additions related to TB Wood’s acquisition	56,960
Impact of additional tax contingencies	956
Adjustments to acquisition related deferred tax liabilities	(2,309)
Impact of changes in foreign currency	1,690
Balance September 29, 2007	$122,694

Other intangibles as of September 29, 2007 and December 31, 2006 consisted of the following:

	September 29, 2007		December 31, 2006
Other Intangibles	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$34,794	$—	$23,010	$—
Intangible assets subject to amortization:
Customer relationships	68,154	8,926	37,114	5,679
Product technology and patents	5,232	2,068	5,232	1,316
Impact of changes in foreign currency	2,342	—	1,301	—
Total intangible assets	$110,522	$10,994	$66,657	$6,995

The Company recorded $1.5 million and $0.9 million of amortization expense for the quarters ended September 29, 2007 and 2006, respectively and $4.0 million and $2.8 million for the year to date periods ended September 29, 2007 and 2006, respectively.

The estimated amortization expense for intangible assets is approximately $5.9 million in each of the next five years and then $32.9 million thereafter.

6. Warranty Costs

Changes in the carrying amount of accrued product warranty costs for the year to date periods ended September 29, 2007 and 2006 are as follows:

	September 29, 2007	September 29, 2006
Balance at beginning of period	$2,083	$1,876
Balance assumed with TB Wood’s acquisition	224	—
Accrued warranty costs	1,428	1,365
Payments and adjustments	(336)	(1,072)
Balance at end of period	$3,399	$2,169

7. Income Taxes

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

The estimated effective income tax rates recorded for the quarters ended September 29, 2007 and 2006 were recorded based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate from 37.1% at September 29, 2006 to 35.3% at September 29, 2007, principally relates to a change in the earnings mix among tax jurisdictions. The 2007 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”) as of January 1, 2007. In accordance with the transition provisions of FIN 48, the cumulative effect of applying the pronouncement has been reported as an adjustment to the January 1, 2007 balance of retained earnings. As a result of the adoption, the Company recorded an increase to its tax reserves and a decrease to retained earnings in the amount of $0.2 million. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

As of January 1, 2007, the company had $2.3 million of unrecognized tax benefits, of which $1.2 million, if recognized would reduce the company’s effective tax rate and $0.9 million would result in a decrease in goodwill. As a result of the acquisition of TB Wood’s completed during the second quarter, the Company increased its unrecognized tax benefits by approximately $3.3 million.

At September 29, 2007, the Company had $6.4 million of unrecognized tax benefits, of which $2.0 million, if recognized would reduce the Company’s effective tax rate and $4.2 million would result in a decrease to goodwill.

Included in the balance of unrecognized tax benefits are amounts related to proposed tax filing positions which were under review by foreign taxing authorities. Subsequent to September 29, 2007, the Company received resolution from the foreign tax authorities regarding these tax positions. As a result, the Company will reverse approximately $1.8 million of unrecognized tax benefits, which will reduce the Company’s effective tax rate in the fourth quarter of 2007.

The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2004 in these major jurisdictions. Additionally, the Company has indemnification agreements with the sellers of the Colfax and Hay Hall entities, which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income and comprehensive income.. At January 1, 2007 and September 29, 2007, the Company had $0.3 million and $1.6 million of accrued interest and penalties, respectively.

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

The following table represents the components of the net periodic benefit cost associated with the respective plans for the year to date periods ended and quarters ended September 29, 2007 and 2006:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 29, 2007	September 29, 2006	September 29, 2007	September 29, 2006
Service cost	$66	$66	$18	$(40)
Interest cost	327	334	49	(36)
Expected return on plan assets	(266)	(207)	—	—
Amortization of prior service cost (income)	2	2	(243)	(458)
Amortization of net (gain)	—	—	(53)	(140)
Gain on curtailment of post-retirement benefit plan	—	—	—	(3,838)
Net periodic benefit cost (income)	$128	$195	$(229)	$(4,512)

	Year to Date Ended
	Pension Benefits		Other Benefits
	September 29, 2007	September 29, 2006	September 29, 2007	September 29, 2006
Service cost	$198	$369	$54	$128
Interest cost	981	1,003	147	263
Expected return on plan assets	(799)	(622)	—	—
Amortization of prior service cost (income)	5	5	(730)	(659)
Amortization of net (gain)	—	—	(158)	(105)
Gain on curtailment of post-retirement benefit plan	—	—	—	(3,838)
Net periodic benefit cost (income)	$385	$755	$(687)	$(4,211)

9. Long-Term Debt

Revolving Credit Agreement

The Company maintains a $30 million revolving borrowings facility with a commercial bank (the “Revolving Credit Agreement”). The Revolving Credit Agreement is subject to certain limitations resulting from the requirement of the Company to maintain certain levels of collateralized assets, as defined in the Revolving Credit Agreement. The Company may use up to $10.0 million of its availability under the Revolving Credit Agreement for standby letters of credit issued on its behalf, the issuance of which will reduce the amount of borrowings that would otherwise be available to the Company. The Company may re-borrow any amounts paid to reduce the amount of outstanding borrowings; however, all borrowings under the Revolving Credit Agreement must be repaid in full as of November 30, 2010.

Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at September 29, 2007.

There were no borrowings under the Revolving Credit Agreement at September 29, 2007 and December 31, 2006, however, as of both dates, the lender had issued $2.9 million of outstanding letters of credit on behalf of the Company.

In April 2007, the Company amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

letters of credit were reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 30, 2010.

TB Wood’s Revolving Credit Agreement

As part of the TB Wood’s acquisition, the Company refinanced the existing line of credit agreement with a commercial bank in connection with the acquisition of TB Wood’s. The Company refinanced $13.0 million of debt associated with TB Wood’s line of credit and $6.5 million in letters credit. As of September 29, 2007, there was $11.3 million outstanding under the TB Wood’s Credit Agreement, and $6.5 million of outstanding letters of credit.

Overdraft Agreements

Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 29, 2007 or December 31, 2006 under any of the overdraft agreements.

9% Senior Secured Notes

On November 30, 2004, the Company issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $165.0 million. Interest on the Senior Secured Notes is payable semiannually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The effective interest rate on the Senior Secured Notes is approximately 10.0%, after consideration of the amortization of $6.6 million related to initial offer discounts (included in long-term debt) and $2.8 million of deferred financing costs (included in other assets). The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by The Company.

The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Secured Notes at September 29, 2007.

In connection with the acquisition of TB Wood’s on April 5, 2007, the Company completed a follow-on offering issuing an additional $105.0 million of the Senior Secured Notes. The additional $105.0 million has the same terms and conditions as the previously issued Senior Secured Notes. The effective interest rate on the Senior Secured Notes, after the follow-on offering is approximately 9.7% after consideration of the amortization of $5.5 million discount, net and $6.5 million of total deferred financing costs.

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

The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Notes at September 29, 2007.

In February 2007, using proceeds from Altra Holdings, Inc.’s, (“Holdings”) our parent, initial public offering, the Company redeemed £11.6 million aggregate principal amount of the outstanding Senior Notes, at a redemption price of 111.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption the Company expensed $0.8 million of deferred financing costs and incurred $2.6 million of pre-payment premium.

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

On August 6, 2007, the Company redeemed £12.0 million aggregate principal amount of the outstanding Senior Notes at a redemption price of 113.5% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, the Company expensed $0.8 million of deferred financing costs and incurred $3.3 million of pre-payment premium.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by the Company prior to such maturity date. As of September 29, 2007, the remaining principal balance outstanding was £3.9 million, or $7.9 million.

Variable Rate Demand Revenue Bonds

In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s has borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.

Mortgage

In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of September 29, 2007 and December 31, 2006, the mortgage has a principal of €1.8 million, or $2.6 million and €2.0 million or $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.

Capital Leases

The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $3.3 million and $1.5 million at September 29, 2007 and December 31, 2006, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

10. Stockholder’s Equity

The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Holdings, the Company’s parent and sole shareholder.

Stock-Based Compensation

In 2005 Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial statements on a straight-line basis over the service period of the grant. All awards to date have been in the form of restricted stock. Compensation expense recorded during the year to date periods ended September 29, 2007 and 2006 were $1.1 million ($0.7 million net of tax) and $0.5 million ($0.3 million, net of tax), respectively and $0.3 million ($0.2 million, net of tax) and $0.5 million ($0.3 million, net of tax) in the quarters ended September 29, 2007 and 2006, respectively.

In July 2007, the Compensation Committee of Holding’s Board of Directors approved a grant of 3,326 shares of restricted common stock to each of the Company’s non-employee directors. The fair market value of the restricted shares was calculated using the total number of shares granted multiplied by the average stock price on the date of grant, $18.04, approximately $0.1 million. The shares will fully vest on March 14, 2008. The expense will be recognized on a straight-line basis over the vesting period.

11. Related-Party Transactions

Joy Global Sales

One of the Company’s directors is an executive of Joy Global, Inc. The Company sold approximately $4.1 million and $2.8 million in goods to divisions of Joy Global, Inc. during the year to date periods ended September 29, 2007 and 2006, respectively. Sales to divisions of Joy Global were $1.4 million and $1.0 million for the quarters ended September 29, 2007 and 2006, respectively. Other than his position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Pursuant to the agreement, the Company was required to pay to Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $0.3 million in management fees, included in selling, general and administrative expenses for the quarter ended September 29, 2006 and $0.8 million for the year to date period ended September 29, 2006. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition and it is reflected in selling, general and administrative expenses for the year to date period ended and quarter ended September 29, 2006. In December 2006, the Genstar management agreement was terminated. There are no amounts in accruals or other liabilities payable to Genstar as of September 29, 2007.

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

No one customer represented 10% or more of the Company’s sales for the quarters ended or year to date periods ended September 29, 2007 and 2006.

Approximately 20.2% of the Company’s labor force (15.3% and 48.5% in the United States and Europe, respectively) is represented by collective bargaining agreements.

One of our four U.S. collective bargaining agreements expired in August 2007. An agreement was reached in September 2007 with the union that extends the collective bargaining agreement through August 2010. The agreement reached provides for certain wage increases over a three year period, transition of health insurance premiums to a union administered plan and other benefits. In addition, the defined benefit plan will be frozen effective December 31, 2007, with all eligible plan participants transitioned to a 401 (k) defined contribution plan. This is considered a pension curtailment in accordance with SFAS No. 88 (Employer’s Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits). The Company evaluated the amendment to the defined benefit plan and concluded that there was no curtailment gain/loss in connection with this change.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

13. Geographic Information

The Company operates in a single business segment for the development, manufacturing and sales of mechanical power transmission products. The Company’s chief operating decision maker reviews consolidated operating results in order to make decisions about allocating resources and assess performance for the entire Company. Net sales to third parties and property, plant and equipment by geographic region are as follows (in thousands):

	Net Sales
	Quarter Ended September 29,		Year to Date Ended September 29,		Property, Plant and Equipment
	2007	2006	2007	2006	September 29, 2007	December 31, 2006
North America (primarily U.S.)	$111,281	$79,015	$322,457	$250,225	$84,494	$50,673
Europe	38,730	29,405	112,986	84,812	30,191	29,865
Asia and other	6,965	4,533	17,381	12,474	1,983	1,849
Total	$156,976	$112,953	$452,824	$347,511	$116,668	$82,387

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity, which holds such assets.

The net assets of foreign subsidiaries at September 29, 2007 and December 31, 2006 were $70.6 million and $46.8 million, respectively.

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

We have been indemnified for certain pre-existing legal and environmental matters for matters prior to certain acquisitions.

15. Restructuring, Asset Impairment and Transition Expenses

Beginning in the first quarter of 2007, the Company adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas. The restructuring charges for the quarter and year to date periods ended September 29, 2007 were approximately $0.2 million and $1.2 million, respectively.

The Company’s asset impairment and losses on sales of assets for the manufacturing consolidation program for the year to date period ended September 29, 2007 were $0.1 million. The Company does not expect any significant additional asset impairment and losses on sale of assets through the completion of this program.

The Company’s total transition expense for the manufacturing consolidation program for the year to date period ended and quarter ended September 29, 2007 was approximately $1.2 million and $0.2 million, respectively.

The Company’s total restructuring expense, excluding non-cash loss on disposal of fixed assets, by major component for the year to date period ended September 29, 2007:

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Moving and relocation costs	$683
Severance	251
Other	129
Total	$1,063

The Company anticipates incurring additional costs with this program, at this time the Company is unable to quantify the future costs.

The following is a reconciliation of the accrued restructuring costs between December 31, 2006 and September 29, 2007:

Balance at December 31, 2006	$—
Restructuring expenses incurred	1,180
Cash payments	(930)
Non-cash loss on disposal of fixed assets	(117)
Balance at September 29, 2007	$133

In connection with the Company’s acquisition of TB Wood’s, the Company adopted a restructuring program intended to consolidate operating facilities and reduce duplicate staffing. The estimated costs of this restructuring program were recorded as a part of purchase accounting and increased goodwill. During the quarter ended September 29, 2007, the Company added $0.7 million to the restructuring accrual for additional restructuring expenses, primarily severance.

The following is a reconciliation of TB Wood’s accrued restructuring costs between December 31, 2006 and September 29, 2007:

Balance at December 31, 2006	$—
Accruals established as part of purchase accounting related to severance and other	1,659
Cash payments	(852)
Balance at September 29, 2007	$807

This is a preliminary estimate of costs associated with this restructuring program. The Company expects to finalize the program by December 31, 2007 and to make payments through 2008.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

16. Subsequent Event

On October 19, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”) for $7.3 million. Approximately $5.0 million was paid at closing and the remaining $2.3 million of consideration was issued in the form of a note payable, due in installments over a 2 year period.

One of our four U.S. collective bargaining agreements expired in September 2007. In October 2007, an agreement was reached which extended the existing collective bargaining agreement. The negotiations also resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount.

17. Guarantor Subsidiaries

The following tables present separately the financial position, results of operations, and cash flows for the Company: (a) the subsidiaries of the Company that are guarantors of the Senior Secured Notes, which are all 100% owned U.S. domestic subsidiaries of the Company (Guarantor Subsidiaries), and (b) the subsidiaries of the Company that are not guaranteeing the Senior Secured Notes, which include all non-domestic subsidiaries of the Company (Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Condensed Consolidating Balance Sheets of the Company

September 29, 2007

	September 29, 2007
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,768	$(3,562)	$9,828	$—	$30,034
Trade receivables, less allowance for doubtful accounts	—	51,307	35,327	—	86,634
Loans receivable from related parties	—	67,968	—	(67,968)	—
Inventories, less allowances for obsolete materials	—	72,273	35,368	—	107,641
Deferred income taxes	—	3,431	3,591	—	7,022
Prepaid expenses and other	—	2,566	3,201	—	5,767
Total current assets	23,768	193,983	87,315	(67,968)	237,098
Property, plant and equipment, net	—	78,964	37,704	—	116,668
Intangible assets, net	—	76,726	22,802	—	99,528
Goodwill	—	94,986	27,708	—	121,694
Deferred income taxes	—	2,027	353	—	2,380
Other assets	6,048	420	28	—	6,496
Investments in subsidiaries	419,301	—	—	(419,301)	—
	$449,117	$447,106	$175,910	$(487,269)	$584,864
Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	413	$21,890	$18,103	—	$40,406
Accrued payroll	1,192	7,399	7,902	—	16,493
Accruals and other current liabilities	10,206	11,280	5,582	—	27,068
Taxes payable	—	4,516	2,240	—	6,756
Deferred income taxes	—	—	1,382	—	1,382
Current portion of capital leases and short-term bank borrowings	—	2,036	397	—	2,433
Loans payable to related parties	17,259	—	50,709	(67,968)	—
Total current liabilities	29,070	47,121	86,315	(67,968)	94,538
Long-term debt, less current portion	274,891	16,895	3,615	—	295,401
Deferred income taxes	—	21,413	8,664	—	30,077
Pension liabilities	—	9,306	3,555	—	12,861
Other post-retirement benefits	—	2,863	—	—	2,863
Other long-term liabilities	333	764	3,204	—	4,301
Total liabilities	304,294	98,362	105,353	(67,968)	440,041
Total stockholder’s equity	144,823	348,744	70,557	(419,301)	144,823
	$449,117	$445,467	$175,910	$(487,269)	$584,864

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

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Operations of the Company

Quarter ended September 29, 2007

	Quarter ended September 29, 2007
	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$112,349	$59,676	$(15,049)	$156,976
Cost of sales	—	84,392	42,577	(15,049)	111,920
Gross profit	—	27,957	17,099	—	45,056
Selling, general and administrative expenses	—	15,064	9,562	—	24,626
Research and development expenses	—	1,275	970	—	2,245
Restructuring charges	—	162	27	—	189
Income from operations	—	11,456	6,540	—	17,996
Interest expense, net	11,620	162	(393)	—	11,389
Other non-operating (income) expense, net	(211)	350	159	—	298
Equity in earnings of subsidiaries	15,719	—	—	(15,719)	—
Income before income taxes	4,310	10,944	6,774	(15,719)	6,309
Provision for income taxes	—	(11)	2,010	—	1,999
Net income	$4,310	$10,955	$4,764	$(15,719)	$4,310

Condensed Consolidating Statements of Operations of the Company

Year to date ended September 29, 2007

	Year to Date ended September 29, 2007
	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$325,586	$162,340	$(35,102)	$452,824
Cost of sales	—	240,702	118,216	(35,102)	323,816
Gross profit	—	84,884	44,124	—	129,008
Selling, general and administrative expenses	—	43,420	27,045	—	70,465
Research and development expenses	—	3,231	2,512	—	5,743
Restructuring charges	—	775	405	—	1,180
Income from operations	—	37,458	14,162	—	51,620
Interest expense (income), net	27,127	580	3,522	—	31,229
Other non-operating (income) expense, net	(362)	232	504	—	374
Equity in earnings of subsidiaries	39,715	—	—	(39,715)	—
Income before income taxes	12,950	36,646	10,136	(39,715)	20,017
Provision for income taxes	—	4,050	3,017	—	7,067
Net income	$12,950	$32,596	$7,119	$(39,715)	$12,950

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Operations of the Company

Quarter to Date ended September 29, 2006

	Quarter ended September 29, 2006
	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$78,000	$40,031	$(5,078)	$112,953
Cost of sales	—	57,622	29,984	(5,078)	82,528
Gross profit	—	20,378	10,047	—	30,425
Selling, general and administrative expenses	439	11,671	7,433	—	19,543
Research and development expenses	—	740	575	—	1,315
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	—	—
Income from operations	(439)	11,805	2,039	—	13,405
Interest expense (income), net	2,240	(182)	4,287	—	6,345
Other non-operating (income) expense, net	139	102	493	—	734
Equity in earnings of subsidiaries	6,767	—	—	(6,767)	—
Income before income taxes	3,949	11,885	(2,741)	(6,767)	6,326
Provision for income taxes	—	1,358	1,019	—	2,377
Net income	$3,949	$10,527	$(3,760)	$(6,767)	$3,949

Condensed Consolidating Statements of Operations of the Company

Year to Date ended September 29, 2006

	Year to Date ended September 29, 2006
	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net sales	$—	$234,964	$114,099	$(10,552)	$347,511
Cost of sales	—	178,918	84,593	(10,552)	252,959
Gross profit	—	65,046	29,506	—	94,552
Selling, general and administrative expenses	1,444	35,129	20,791	—	57,364
Research and development expenses	—	2,118	1,689	—	3,807
Gain on curtailment of post-retirement benefit obligation	—	(3,838)	—	—	(3,838)
Income (loss) from operations	(1,444)	31,637	7,026	—	37,219
Interest expense (income), net	13,339	(140)	4,372	—	17,571
Other non-operating (income) expense, net	377	(32)	302	—	647
Equity in earnings of subsidiaries	27,110	—	—	(27,110)	—
Income before income taxes	11,950	31,809	2,352	(27,110)	19,001
Provision for income taxes	—	5,130	1,921	—	7,051
Net income	$11,950	$26,679	$431	$(27,110)	$11,950

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Cash Flows of the Company

Year to Date ended September 29, 2007

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$12,950	$32,596	$7,119	$(39,715)	$12,950
Undistributed equity in earnings of subsidiaries	(39,715)	—	—	39,715	—
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	—	8,100	4,278	—	12,378
Amortization of intangible assets	—	2,830	1,169	—	3,999
Amortization and write-off of deferred loan costs	2,980	—	—	—	2,980
Accretion of debt discount and premium	594	—	—	—	594
Loss (gain) on foreign currency	(212)	—	621	—	409
Amortization of inventory fair value adjustment	—	—	651	—	651
Loss on sale of fixed assets	—	—	112	—	112
Stock based compensation	1,092	—	—	—	1,092
Changes in operating assets and liabilities:
Trade receivables	—	(3,335)	(3,549)	—	(6,884)
Inventories	—	(233)	(2,048)	—	(2,281)
Accounts payable and accrued liabilities	61	(8,903)	440	—	(8,402)
Other current assets and liabilities	1,875	1,595	677	—	4,147
Other operating assets and liabilities	299	(360)	67	—	6
Net cash provided by (used in) operating activities	(20,076)	32,290	9,537	—	21,751
Cash flows from investing activities:
Purchases of fixed assets	—	(4,876)	(1,927)	—	(6,803)
Acquisition, net of cash acquired	(117,911)	—	—	—	(117,911)
Net cash used in investing activities	(117,911)	(4,876)	(1,927)	—	(124,714)
Cash flows from financing activities:
Capital contribution from Parent Company	49,015	—	—	—	49,015
Proceeds from issuance of senior secured notes	106,050	—	—	—	106,050
Payment of debt issuance costs	(3,692)	—	—	—	(3,692)
Payments on senior notes	(58,428)	—	—	—	(58,428)
Borrowings under revolving credit agreements	8,315	—	—	—	8,315
Payments on revolving credit agreements	(8,315)	(1,532)	—	—	(9,847)
Payments made on behalf of Parent Company	(1,475)	—	—	—	(1,475)
Change in affiliate debt	28,845	(23,877)	(4,968)	—	—
Payments on mortgages	—	—	(178)	—	(178)
Change in capital leases	—	(79)	(455)	—	(534)
Net cash provided by (used in) financing activities	120,739	(25,488)	(6,025)	—	89,226
Effect of exchange rates on cash	—	—	1,244	—	1,244
Increase (decrease) in cash and cash equivalents	(17,248)	1,926	2,829	—	(12,493)
Cash and cash equivalents, beginning of the period	41,016	(5,488)	6,999	—	42,527
Cash and cash equivalents, end of period	$23,768	$(3,562)	$9,828	$—	$30,034

ALTRA INDUSTRIAL MOTION, INC.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dollars in thousands, unless otherwise noted

Condensed Consolidating Statements of Cash Flows of the Company

Year to Date Ended September 29, 2006

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,950	$26,679	$431	$(27,110)	$11,950
Undistributed equity in earnings of subsidiaries	(27,110)	—	—	27,110	—
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	—	4,910	2,634	—	7,544
Amortization of intangible assets	—	1,709	1,058	—	2,767
Amortization of deferred loan costs	694	—	—	—	694
Accretion of debt discount	707	—	—	—	707
Loss on foreign currency, net	377	89
Amortization of inventory fair value adjustment	—	245	2,033	—	2,278
Gain on sale of fixed assets	—	—	(14)	—	(14)
Stock based compensation	439	—	—	—	439
Provision for deferred taxes	—	1,202	325	—	1,527
Gain on curtailment of post-retirement benefit plan	—	(3,838)			(3,838)
Changes in operating assets and liabilities:
Trade receivables	—	(1,141)	(804)	—	(1,945)
Inventories	—	(1,875)	112	—	(1,763)
Accounts payable and accrued liabilities	5,047	(10,973)	(2,458)	—	(8,384)
Other current assets and liabilities	(136)	894	(599)	—	159
Other operating assets and liabilities	1,135	(726)	(66)	—	343
Net cash (used in) provided by operating activities	(6,897)	17,175	2,652	—	12,930
Cash flows from investing activities:
Purchases of fixed assets	—	(4,670)	(1,463)	—	(6,133)
Acquisitions, net of cash acquired	—	(9,467)	(44,835)	—	(54,302)
Net cash used in investing activities	—	(14,137)	(46,298)	—	(60,435)
Cash flows from financing activities:
Proceeds from issuance of senior notes	57,625	—	—	—	57,625
Payment of debt issuance costs	(2,506)	—	—	—	(2,506)
Payments made on behalf of Parent company	(14,580)	—	—	—	(14,580)
Borrowings under revolving credit agreements	5,057	—	—	—	5,057
Payments under revolving credit agreements	(5,057)	—	—	—	(5,057)
Proceeds from mortgages	—	—	2,510	—	2,510
Change in affiliate debt	(39,724)	(2,483)	42,207	—	—
Change in capital leases	—	(579)	473	—	(106)
Net cash (used in) provided by financing activities	815	(3,062)	45,190	—	45,943
Effect of exchange rates on cash	—	—	262	—	262
Increase (decrease) in cash and cash equivalents	(6,082)	(24)	1,806	—	(4,300)
Cash and cash equivalents, beginning of the period	8,819	(2,713)	3,954	—	10,060
Cash and cash equivalents, end of period	$2,737	$(2,737)	$5,760	$—	$5,760

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

Results of Operations

	Quarter Ended		Year to Date Ended
	September 29, 2007	September 29, 2006	September 29, 2007	September 29, 2006
Net sales	$156,976	$112,953	$452,824	$347,511
Cost of sales	111,920	82,528	323,816	252,959
Gross profit	45,056	30,425	129,008	94,552
Gross profit percentage	28.7%	26.9%	28.5%	27.2%
Selling, general and administrative expenses	24,626	19,543	70,456	57,364
Research and development expenses	2,245	1,315	5,743	3,807
Restructuring charges	189	—	1,180	—
Gain on curtailment of post-retirement benefit plan	—	(3,838)	—	(3,838)
Income from operations	17,996	13,405	51,620	37,219
Interest expense, net	11,389	6,345	31,229	17,751
Other non-operating income, net	298	734	374	647
Income before income taxes	6,309	6,326	20,017	19,001
Provision for income taxes	1,999	2,377	7,067	7,051
Net income	$4,310	$3,949	$12,950	$11,950

Quarter Ended September 29, 2007 Compared with Quarter Ended September 29, 2006

Net sales. Net sales increased by $44.0 million, or 39.0%, from $113.0 million for the quarter ended September 29, 2006 to $157.0 million for the quarter ended September 29, 2007. The increase in sales was primarily due to the inclusion of TB Wood’s which contributed $30.3 million. The remaining increase was driven by strong sales in the aerospace and defense, material handling, motion control, energy and mining markets.

Gross profit. Gross profit increased by $14.6 million, or 48.1%, from $30.4 million (26.9% of net sales), for the quarter ended September 29, 2006 to $45.1 million (28.7% of net sales) for the same period of 2007. The increase is primarily due to the inclusion of TB Wood’s during the third quarter 2007, price increases, additional low cost country material sourcing and implementation of productivity improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.1 million, or 26.0%, from $19.5 million for the quarter ended September 29, 2006 to $24.6 million for the quarter ended September 29, 2007. The increase in selling, general and administrative expenses is primarily due to the inclusion of TB Wood’s in the quarter ended September 29, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement and the elimination of certain duplicate costs related to the TB Wood’s acquisition.

Research and development expenses. Research and development expenses increased by $0.9 million or 70.7% from $1.3 million to $2.2 million. The increase in research and development expense is primarily due to the inclusion of TB Wood’s in the quarter ended September 29, 2007.

Restructuring During the first quarter of 2007, we initiated a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We recorded approximately $0.2 million of restructuring expense in the third quarter of 2007.

EBITDA. To reconcile net income to EBITDA for the quarter ended September 29, 2007, we added back to net income $2.0 million provision of income taxes, $11.4 million of interest expense and $5.8 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended September 29, 2006, we added back to net income $2.4 million provision of income taxes, $6.3 million of interest expense and $3.6 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $23.5 million for the quarter ended September 29, 2007 and $16.2 million for the quarter ended September 29, 2006. The increase is due to the acquisition of TB Wood’s and Warner Linear, price increases, volume, and cost savings measures.

Interest expense. We recorded interest expense of $11.4 million during the quarter ended September 29, 2007, which was an increase of $5.0 million, from the quarter ended September 29, 2006. The increase was due to $2.4 million of interest associated with the Senior Secured Notes that were issued in the second quarter of 2007, $3.3 million pre-payment premium and the write-off of $0.8 million of deferred financing costs associated with the pay-down of the Senior Notes. This was offset by a lower average outstanding balance of 11.25% bonds during Q3 2007. For a description of the Senior Secured Notes and the Senior Notes, please see Note 9 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

Provision for income taxes. The provision for income taxes was $2.0 million or 31.7% of income before taxes for the quarter ended September 30, 2007, versus a provision of $2.4 million, or 37.6% of income before taxes for the quarter ended September 30, 2006. The 2007 provision as a percentage of income before taxes was lower than that of 2006, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.

Year to Date Ended September 29, 2007 Compared with Year to Date Ended September 29, 2006

Net sales. Net sales increased by $105.3 million, or 30.3%, from $347.5 million for the year to date period ended September 29, 2006 to $452.8 million for the year to date period ended September 29, 2007. Without including the impact of Hay Hall, acquired February 10, 2006, Warner Linear, acquired May 18, 2006, and TB Wood’s, acquired April 5, 2007, sales increased by 9.0%. The increase in sales was driven by strong sales in the aerospace and defense, material handling, motion control, energy and mining markets.

Gross profit. Gross profit increased by $34.5 million, or 36.4%, from $94.6 million (27.2% of net sales), for the year to date period ended September 29, 2006 to $129.0 million (28.5% of net sales) for the same period of 2007. The increase is primarily due to the acquisition of TB Wood’s, the inclusion of Hay Hall and Warner Linear for the full year to date period ended September 29, 2007, additional low cost country material sourcing, price increases and implementation of productivity improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13.1 million, or 22.8%, from $57.4 million for the year to date period ended September 29, 2006 to $70.5 million for the year to date period ended September 29, 2007. The increase in selling, general and administrative expenses is primarily due to the acquisition of TB Wood’s, the inclusion of Hay Hall and Warner Linear for the full year to date period ended September 29, 2007, additional amortization of intangible assets associated with the TB Wood’s acquisition and increased costs associated with being a public company, partially offset by the termination of the management advisory fee agreement and the elimination of certain duplicate costs related to the TB Wood’s acquisition.

Research and development expenses. Research and development expenses increased by $1.9 million, or 50.9%, from $3.8 million to $5.7 million. The increase is mainly due to the inclusion of TB Wood’s in the year to date period ended September 29, 2007.

Restructuring During the first quarter of 2007, we adopted a restructuring program intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. We incurred approximately $1.2 million of restructuring expense in the year to date period ended September 29, 2007.

EBITDA. To reconcile net income to EBITDA for the year to date period ended September 29, 2007, we added back to net income $7.1 million provision of income taxes, $31.2 million of interest expense and $16.4 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended September 29, 2006, we added back to net income $6.5 million provision of income taxes, $19.4 million of interest expense and $10.3 million of depreciation and amortization expenses. Taking into account the foregoing adjustments, our resulting EBITDA was $67.6 million for the year to date period ended September 29, 2007 and $46.9 million for the year to date period ended September 29, 2006. The increase is due to the acquisitions of TB Wood’s, inclusion of Hay Hall and Warner Linear for the full year to date period, price increases, volume, cost savings measures and the termination of the management advisory services agreement.

Interest expense. We recorded interest expense of $31.2 million during the year to date period ended September 29, 2007, which was an increase of $11.8 million, from the year to date period ended September 29, 2006. The increase was due to the $4.6 million in interest associated with the additional $105.0 million of the Senior Secured notes being outstanding for six months of 2007, the interest associated with Senior Notes outstanding for an additional six weeks during the first quarter of 2007 of $0.8 million, the $7.5 million pre-payment premium and the write-off of $2.0 million of deferred financing costs associated with the pay-down of the Senior Notes. The increase was partially offset by a decrease in interest expense on the Senior Notes after the February redemption and June and September pay-downs For a description of the Senior Notes and Senior Secured Notes, please see Note 9 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

Provision for income taxes. The provision for income taxes was $7.1 million, or 35.4%, of income before taxes for the year to date period ended September 29, 2007, versus a provision of $6.5 million, or 37.8%, of income before taxes, for the year to date period ended September 29, 2006. The reduction in the 2007 provision from the 2006 provision principally relates to the effect of reductions of tax rates in several foreign jurisdictions and a change in earnings mix among tax jurisdictions.

Liquidity and Capital Resources

Net Cash

Cash and cash equivalents totaled $30.0 million at September 29, 2007 compared to $42.5 million at December 31, 2006. Net cash used in operating activities for the year to date period ended September 29, 2007 resulted mainly from cash provided by net income of $12.9 million and the add-back of non-cash depreciation, amortization, stock based compensation, amortization of inventory fair value adjustment, disposal of fixed assets, loss on foreign currency, accretion of debt discount/premium and deferred financing costs of $22.2 million and a decrease in other current assets and liabilities of $4.1 million offset by a net increase in trade receivables and inventories of $9.2 million and a decrease in accounts payable and accrued liabilities of $8.4 million.

Net cash used in investing activities of $124.7 million for the year to date period ended September 29, 2007 resulted from $117.9 million, net used in the purchase of TB Wood’s and $6.8 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment.

Net cash provided by financing activities of $89.3 million for the year to date period ended September 29, 2007 consisted primarily of proceeds from the issuance of Senior Secured Notes for $106.1 million, proceeds from the secondary offering of $49.6 million and borrowings from the revolving line of credit of $8.3 million. This was offset by the payment of debt issuance costs of $3.7 million, payments on the revolving line of credit for $9.8 million, the payment of $58.4 million on the Senior Notes, payment of public offering costs of $2.0 million, payments on mortgages of $0.2 and payments of capital lease obligations of $0.5 million.

Net cash flow used in operating activities, for the year to date period ended September 29, 2006 resulted mainly from cash provided by net income of $10.7 million and the add-back of non-cash depreciation, amortization, stock based compensation, accretion of debt discount, amortization of deferred financing costs, amortization of inventory fair value adjustment, disposal of fixed assets, loss on foreign currency, gain on curtailment of post-retirement benefits and the provision for deferred taxes of $12.8 million, and a net increase in other current assets and other operating assets of $0.5 million offset by an increase in trade receivables and inventories of $3.7 million and a decrease in accounts payable and accrued liabilities of $8.4 million.

Net cash used in investing activities of $60.4 million for the year to date period ended September 29, 2006 resulted from $50.7 million used in the purchase of Hay Hall, $3.6 million for the purchase of Bear Linear and $6.1 million used in the purchases of property, plant and equipment primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.

Net cash provided by financing activities of $42.9 million for the year to date period ended September 29, 2006 resulted primarily from the proceeds of $57.6 million from the issuance of the Senior Notes in connection with the Hay Hall Acquisition, proceeds from mortgages of $2.5 million offset by payments made on behalf of our parent of $1.5 million, payments on capital leases of $0.1 million and debt issuance costs of $2.5 million.

Liquidity

Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See Note 9 to the Condensed Consolidated Financial Statements for explanation of our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.

We incurred substantial indebtedness in connection with the Colfax Corporation, Hay Hall and TB Wood’s acquisitions. As of September 29, 2007, taking into account these transactions, we had approximately $300.8 million of total indebtedness outstanding (including capital leases and mortgages). We expect our interest expense, arising from our existing debt, to be approximately $28.7`  million on an annual basis, through the maturity of the Senior Secured Notes, in 2011.

Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit. As of September 29, 2007, there were no outstanding borrowings and $2.9 million of outstanding letters of credit under our senior revolving credit facility.

We had $11.3 million outstanding on the TB Wood’s revolving credit facility as of September 29, 2007. No additional borrowing are allowed under this agreement. As of September 29, 2007, there were $6.5 million of outstanding letters of credit.

We made capital expenditures of approximately $6.8 million and $6.1 million in the year to date periods ended September 29, 2007 and September 29, 2006, respectively. These capital expenditures will support on-going business needs.

We have cash funding requirements associated with our pension plan which are estimated to be $0.6 million during the remainder of 2007, $3.8 million in 2008, and $1.9 million thereafter.

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

We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms at the time we are seeking funds. See the section entitled “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes.” in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.

Contractual Obligations

During the year to date period ended September 29, 2007 the Company redeemed £29.1 million aggregate principal amount of our outstanding Senior Notes. As of September 29, 2007, the remaining principal balance was £3.9 million, or approximately $7.9 million. The remaining principal balance is due February 13, 2013.

In April 2007, we completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of September 29, 2007, the remaining principal balance on our Senior Secured Notes was $270.0 million. The balance is due December 1, 2011.

In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. In addition, we refinanced concurrent with the acquisition $13.0 million of TB Wood’s revolving credit agreement. Payments of $0.4 million are due over the remainder of 2007. Payments of $1.5 million are due in the years 2008 and 2009. The remaining $7.9 million is due in 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 and Form S-4 filed with the Securities and Exchange Commission on August 9, 2007. There were no material changes in our exposure to market risk from December 31, 2006.

Item 4. Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 29, 2007.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.11(5)	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York as trustee.
4.12(7)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.
4.13(8)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto, and The Bank of New York, as trustee.
4.14(6)	Form of 111/4 % Senior Notes due 2013.
4.15(6)	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers.

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

ALTRA INDUSTRIAL MOTION, INC.

November 13, 2007	By:	/s/ Michael L. Hurt
	Name:	Michael L. Hurt
	Title	Chairman and Chief Executive Officer

November 13, 2007	By:	/s/ David Wall
	Name:	David Wall
	Title:	VP Finance and Chief Financial Officer