Form 10-Q
period 2008-06-28
Altra Industrial Motion, Inc.
filed 2008-08-08
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of August 1, 2008, 1,000 shares of Common Stock, $.001 par value per share, were outstanding.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consollidated Balance Sheets
Amounts in thousands, except share amounts

	June 28,
	2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,231	$33,906
Trade receivables, less allowance for doubtful accounts of $1,258 and $1,548	92,672	73,248
Inventories	104,963	101,835
Deferred income taxes	8,689	8,286
Receivable from sale of Electronics (See Note 4)	—	17,100
Assets held for sale (See Note 7)	4,676	4,728
Prepaid expenses and other current assets	7,735	5,578

Total current assets	261,966	244,681

Property, plant and equipment, net	113,745	113,043
Intangible assets, net	86,479	88,943
Goodwill	115,352	114,979
Deferred income taxes	141	231
Other non-current assets	5,052	6,747

Total assets	$582,735	$568,624

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$42,941	$41,668
Accrued payroll	15,914	16,988
Accruals and other current liabilities	21,954	22,001
Taxes payable	1,087	1,196
Deferred income taxes	8,060	8,060
Current portion of long-term debt	3,419	2,667

Total current liabilities	93,375	92,580

Long-term debt — less current portion and net of unaccreted discount and premium	272,351	291,399
Deferred income taxes	24,910	24,490
Pension liablities	12,260	13,431
Other post retirement benefits	2,634	3,170
Long-term taxes payable	5,852	5,911
Other long-term liabilities	4,366	4,308
Commitments and contingencies (See Note 16)	—	—
Shareholder’s equity:

Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	97,829	97,829
Due to Parent	26,129	13,208
Retained earnings	38,804	20,375
Accumulated other comprehensive income	4,225	1,923

Total shareholder’s equity	166,987	133,335

Total liabilities and shareholder’s equity	$582,735	$568,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Income
Amounts in thousands
(Unaudited)

	Quarter Ended		Year to Date Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$167,893	$153,528	$331,075	$286,234
Cost of sales	117,506	110,411	232,890	205,069

Gross profit	50,387	43,117	98,185	81,165

Operating expenses:
Selling, general and administrative expenses	26,448	23,550	51,161	44,354
Research and development expenses	1,766	1,565	3,497	2,859
OPEB curtailment gain	(169)	—	(169)	—
Restructuring costs	335	198	1,068	991

	28,380	25,313	55,557	48,204

Income from operations	22,007	17,804	42,628	32,961

Other non-operarting income and expense:
Interest expense, net	7,713	10,726	15,154	19,874
Other non-operating (income) expense, net	(853)	131	(1,479)	84

	6,860	10,857	13,675	19,958

Income from continuing operations before income taxes	15,147	6,947	28,953	13,003
Provision for income taxes	5,278	2,583	10,127	4,848

Net income from continuing operations	9,869	4,364	18,826	8,155
Net income (loss) from discontinued operations, net of income taxes of $124 in 2008 and $220 in 2007	—	466	(397)	466

Net income	$9,869	$4,830	$18,429	$8,621

Consolidated Statement of Comprehensive Income
Foreign currency translation adjustment	(674)	821	2,302	1,260

Comprehensive income	$9,195	$5,651	$20,731	$9,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(Unaudited)

	Year to Date ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities
Net income	$18,429	$8,640
Adjustments to reconcile net income to net cash flows:
Depreciation	8,051	8,064
Amortization of intangible assets	2,884	2,468
Amortization and write-offs of deferred loan costs	1,344	1,857
Loss (gain) on foreign currency, net	(671)	210
Accretion of debt discount and premium, net	359	415
Amortization of inventory fair value adjustment	—	651
Loss on sale of fixed assets	137	112
Loss on sale of Electronics division	397
OPEB curtailment gain	(169)	—
Stock based compensation	1,022	800
Changes in assets and liabilities:
Trade receivables	(18,077)	(14,040)
Inventories	(2,522)	(638)
Accounts payable and accrued liabilities	(2,547)	(14,833)
Other current assets and liabilities	(2,076)	3,515
Other operating assets and liabilities	57	100

Net cash provided by (used in) operating activities	6,618	(2,679)

Cash flows from investing activities
Purchase of fixed assets	(7,641)	(4,249)
Proceeds from sale of Electronics division	17,210	—
Acquisitions, net of $5,222 cash acquired	—	(117,484)

Net cash provided by (used in) investing activities	9,569	(121,733)

Cash flows from financing activities
Proceeds from issuance of senior secured notes	—	106,050
Capital contribution from Parent Company	—	49,015
Payments on senior secured notes	(15,000)	—
Payment of debt issuance costs	—	(3,405)
Payments on senior notes	(1,346)	(33,998)
Borrowings under revolving credit agreement	—	8,315
Payments on revolving credit agreement	(1,723)	(9,120)
Net payments received from (made on behalf) of Parent	11,899	(1,009)
Payment on mortgages	(188)	—
Payment on capital leases	(574)	(359)

Net cash (used in) provided by financing activities	(6,932)	115,489

Effect of exchange rate changes on cash and cash equivalents	70	769

Net change in cash and cash equivalents	9,325	(8,154)
Cash and cash equivalents at beginning of year	33,906	42,527

Cash and cash equivalents at end of period	$43,231	$34,373

Cash paid during the period for:
Interest	$14,210	$18,284
Income taxes	10,300	$9,738
Non-cash Financing:
Acquisition of capital equipment under capital lease	$—	$1,655
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
1. Organization and Nature of Operations
     Headquartered in Quincy, Massachusetts, Altra Industrial Motion, Inc. (“the Company”), is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in eight countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, and Warner Linear.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of June 28, 2008 and for the quarters and year to date periods ended June 28, 2008 and June 30, 2007.
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
3. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
     The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
No. 157-2 include goodwill, intangible assets, property, plant and equipment. We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.
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
4. Discontinued Operations
     On December 31, 2007, the Company completed the divestiture of the TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
     As of December 31, 2007, $11.9 million of cash had been received from Vacon by Altra Holdings, Inc. the Company’s parent, for the purchase of the Electronics Division. In 2008, Altra Holdings, Inc. remitted the $11.9 million of cash received by Vacon at year-end to the Company. The remaining $17.1 million was recorded as a receivable for sale of Electronics Division on the consolidated balance sheet, which was received in January 2008. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company determined that the Electronics Division became a discontinued operation in the fourth quarter of 2007. Accordingly, the operating results of the Electronics Division have been segregated from the continuing operations in the consolidated statements of income and comprehensive income for the periods subsequent to the acquisition of TB Wood’s (April 5, 2007) through December 31, 2007.
     In connection with the sale of the Electronics Division, the Company entered into a transition services agreement. Pursuant to the Agreement, the Company will provide services such as sales support, warehousing, accounting and IT services to Vacon. The Company has recorded the income received as an offset to the related expense of providing the service. During the quarter and year to date period ended June 28, 2008, $0.1 million and $0.3 million was recorded against cost of sales, respectively, and $0.3 million and $0.7 million as an offset to selling, general and administrative expenses, respectively. The Company also leases building space to Vacon. The Company recorded $0.1 million and $0.3 million of lease income in other income in the condensed consolidated statement of income during the quarter and year to date period ended June 28, 2008.
     Loss from discontinued operations in the year to date period ended June 28, 2008 was comprised of a purchase price working capital adjustment of $107 after taxes and an adjustment to deferred taxes of $290, which decreased the previously recorded gain on sale.
5. Inventories
     Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at June 28, 2008 and December 31, 2007 consisted of the following:

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	June 28,	December 31,
	2008	2007
Raw Materials	36,104	$33,601
Work in process	22,416	20,376
Finished goods	46,443	47,858

Inventories, net	$104,963	$101,835
     Approximately 14% of total inventories at June 28, 2008 were valued using the LIFO method. For the year to date and quarter to date periods ended June 28, 2008, a LIFO provision of $0.8 million and $0.6 million, respectively, was recorded as a component of cost of sales in the accompanying statement of income and comprehensive income.
     All LIFO inventory acquired as part of the TB Wood’s acquisition was valued at the estimated fair market value less costs to sell. The adjustment resulted in a $1.7 million increase in the carrying value of the inventory. As of June 28, 2008, the net LIFO reserve included as part of inventory on the consolidated balance sheet was an asset of $0.6 million.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
A roll forward of goodwill from December 31, 2007 through June 28, 2008 was as follows:
Goodwill

Balance December 31, 2007	$114,979
Adjustments to acquisition related tax contingencies	(194)
Impact of changes in foreign currency	567

Balance June 28, 2008	$115,352

Other intangible assets as of June 28, 2008 and December 31, 2007 consisted of the following:

	June 28, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other Intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	—	30,730	—
Intangible assets subject to amortization:
Customer relationships	62,038	12,756	62,038	10,139
Product technology and patents	5,232	2,615	5,232	2,348
Impact of changes in foreign currency	3,850	—	3,430	—

Total intangible assets	$101,850	$15,371	$101,430	$12,487

The Company recorded $1.5 million and $1.5 million of amortization expense for the quarters ended June 28, 2008 and June 30, 2007, respectively, and $2.9 million and $2.5 million for the year to date period ended June 28, 2008 and June 30, 2007, respectively.
The estimated amortization expense for intangible assets is approximately $2.6 million for the remainder of 2008 and $5.5 million in each of the next four years and then $27.3 million thereafter.
7. Assets Held for Sale
     During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The facility, which was acquired as part of the TB Wood’s acquisition is to be combined with the Company’s remaining facilities in 2008. In the first quarter of 2008, management entered into a plan to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were the operating facilities for the Electronics Division. The Company currently leases the space to Vacon. The net book value for all of the buildings is less than the fair market value less cost to sell and therefore no impairment loss has been recorded. In accordance with SFAS 144, the buildings are classified as assets held for sale in the condensed consolidated balance sheet.
8. Warranty Costs
Changes in the carrying amount of accrued product warranty costs for the quarters ended June 28, 2008 and June 30, 2007 are as follows:

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	June 28, 2008	June 30, 2007
Balance at beginning of period	$4,098	$2,083
Accrued warranty costs	1,028	758
Balance assumed with TB Wood’s acquisition	—	795
Payments and adjustments	(2,006)	(1,261)

Balance at end of period	$3,120	$2,375

9. Income Taxes
The estimated effective income tax rates recorded for the quarters ended June 28, 2008 and June 30, 2007 were based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate for continuing operations from 36.7% at June 30, 2007 to 34.9% at June 28, 2008, principally relates to a change in the earnings mix among tax jurisdictions. The 2008 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”) as of January 1, 2007. At June 28, 2008, the Company had $3.9 million of unrecognized tax benefits, of which $1.2 million, if recognized, would reduce the Company’s effective tax rate and $2.7 million would result in a decrease to goodwill. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income and comprehensive income. At December 31, 2007 and June 28, 2008, the Company had $1.7 million and $1.9 million of accrued interest and penalties, respectively.
10. Pension and Other Employee Benefits
Defined Benefit (Pension) and Post-retirement Benefit Plans
     The Company sponsors various defined benefit (pension) and post-retirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004). Additionally, the Company assumed all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees in connection with its acquisition of certain subsidiaries of Colfax on November 30, 2004.
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters and year to date periods ended June 28, 2008 and June 30, 2007:

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Quarter Ended
	Pension Benefits		Other Benefits
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$16	$67	$15	$18
Interest cost	378	319	52	49
Expected return on plan assets	(326)	(265)	—	—
Amortization of prior service cost (income)	—	2	(243)	(243)
OPEB curtailment gain	—	—	(169)	—
Amortization of net (gain)	—	—	(6)	(53)

Net periodic benefit cost (income)	$68	$123	$(351)	$(229)

	Year to Date Ended
	Pension Benefits		Other Benefits
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$32	$132	$31	$36
Interest cost	757	654	104	98
Expected return on plan assets	(652)	(533)	—	—
Amortization of prior service cost (income)	—	3	(487)	(487)
OPEB curtailment gain	—	—	(169)	—
Amortization of net (gain)	—	—	(12)	(105)

Net periodic benefit cost (income)	$137	$256	$(533)	$(458)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
11. Long-Term Debt
Long-term debt obligations at June 28, 2008 and December 31, 2007 were as follows:

	June 28, 2008	December 31, 2007
Revolving credit agreement	$—	$—
TB Wood’s revolving credit agreement	6,000	7,700
Overdraft agreements	—	—
9% Senior Secured Notes	255,000	270,000
11.25% Senior Notes	6,434	7,790
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,623	2,639
Capital leases	2,867	3,449
Less: debt discount and premium, net of accretion	(2,454)	(2,812)

Total long-term debt	$275,770	$294,066

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
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at June 28, 2008.
     There were no borrowings under the Revolving Credit Agreement at June 28, 2008 and December 31, 2007. However, the lender had issued $7.2 million and $6.5 million of outstanding letters of credit as of June 28, 2008 and December 31, 2007, respectively, under the Revolving Credit Agreement.
     In April 2007, the Company amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit were reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit was reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement.
TB Wood’s Revolving Credit Agreement
     As part of the TB Wood’s acquisition, the Company refinanced a $13.0 million existing line of credit agreement through TB Wood’s (the “TB Wood’s Credit Agreement”) with a commercial bank. As of June 28, 2008, there was $6.0 million outstanding under the TB Wood’s Credit Agreement, and $6.1 million of outstanding letters of credit. All borrowings under the TB Wood’s Credit Agreement must be repaid in full as of November 2010. The Company was in compliance with all requirements of the TB Woods Credit Agreement at June 28, 2008.
Overdraft Agreements
     Certain foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of June 28, 2008 or December 31, 2007 under any of the overdraft agreements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
9% Senior Secured Notes
     On November 30, 2004, the Company issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $165.0 million. Interest on the Senior Secured Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning June 1, 2005, at an annual rate of 9%. The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by the Company.
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
     During the second quarter of 2008, the Company retired $15.0 million aggregate principal amount of the outstanding senior secured notes at a redemption price of 102.0% of the principal amount of the Senior Secured Notes plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.3 million of pre-payment premium. In addition, the Company wrote-off $0.2 million of deferred financing costs.
     The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain many terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Secured Notes at June 28, 2008.
11.25% Senior Notes
     On February 8, 2006, the Company issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes is payable semi-annually, in arrears, on August 15 and February 15 of each year, beginning August 15, 2006, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 12.4%, after consideration of the $2.6 million of deferred financing costs (included in other assets). The Senior Notes mature on February 13, 2013.
     The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain many terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Notes at June 28, 2008.
     On March, 19, 2008, the Company retired £0.7 million, or $1.3 million, aggregate principal amount of the outstanding Senior Notes at a redemption price of 106.0% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.1 million of pre-payment premium and wrote-off $0.1 million of deferred financing costs.
     As of June 28, 2008, the remaining principal balance outstanding on the Senior Notes was £3.3 million, or $6.4 million.
Variable Rate Demand Revenue Bonds
     In connection with the acquisition of TB Wood’s, the Company assumed the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (2.36% interest at June 28, 2008), and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.
     During the first quarter of 2008, the Company formulated a plan to sell the building in Chattanooga, Tennessee. According to the terms of the debt agreement, if the Company sells the building, the debt will have to be paid in full. As a result, the debt is classified as a current liability on the condensed consolidated balance sheet.
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of June 28, 2008 and December 31, 2007, the mortgage had a remaining principal balance outstanding of €1.7 million, or $2.6 million and €1.8 million or $2.6 million, respectively, and an interest rate of 5.75%. The mortgage is payable in monthly installments over 15 years.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $2.9 million and $3.4 million at June 28, 2008 and December 31, 2007, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.
12. Stockholder’s Equity
     The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc. (“Holdings”), the Company’s parent and sole shareholder.
Stock-Based Compensation
     In 2005 Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial statements on a straight-line basis over the service period of the grant. All awards to date have been in the form of restricted stock. Compensation expense recorded during the quarters ended June 28, 2008 and June 30, 2007 was $0.6 million ($0.3 million net of tax) and $0.7 million ($0.4 million, net of tax), respectively. Compensation expense during the year to date periods ended June 28, 2008 and June 30, 2007 were $1.0 million and $0.8 million, respectively. Compensation expense is recognized on a straight-line basis over the vesting period. The remaining unrecognized compensation cost is approximately $3.9 million as of June 28, 2008, and will be recognized over a weighted average remaining period of three years.
13. Related-Party Transactions
Joy Global Sales
     One of the Company’s directors had been an executive of Joy Global, Inc. until his resignation from the executive position on March 3, 2008. The Company sold approximately $1.2 million and $2.6 million to divisions of Joy Global, Inc. in the quarter and year to date periods ended June 30, 2007, respectively. Other than his former position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.
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
     No single customer represented 10% or more of the Company’s sales for either of the quarters or year to date periods ended June 28, 2008 and June 30, 2007.
     Approximately 19.8% of the Company’s labor force (14.9% and 53.0% in the United States and Europe, respectively) is represented by collective bargaining agreements.
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

	Net Sales
	Quarter Ended		Year to Date ended		Property, Plant and Equipment
	June 28,	June 30,	June 28,	June 30,	June 28,	December
	2008	2007	2008	2007	2008	31, 2007
North America (primarily U.S.)	$117,694	$113,518	$236,397	$206,697	$81,768	$81,283
Europe	43,022	34,668	81,262	69,649	2,632	29,767
Asia and other	7,177	5,342	13,416	9,888	29,345	1,993

Total	$167,893	$153,528	$331,075	$286,234	$113,745	$113,043

     Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for long-lived assets are based on the location of the entity which holds such assets.
The net assets of foreign subsidiaries at June 28, 2008 and December 31, 2007 were $64.5 million and $55.6 million, respectively.
     The Company has not provided specific product line sales, as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
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
17. Restructuring, Asset Impairment and Transition Expenses
     During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and is intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The plan was initially formulated at the time of the TB Wood’s acquisition and therefore the accrual has been recorded as part of purchase price accounting. The restructuring charge for the quarters ended June 28, 2008 and June 30, 2007 were $0.3 million, and $0.2 million, respectively. The Company’s total restructuring expense, by major component for the year to date period ended June 28, 2008 were as follows:

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

		TB Wood’s
	Altra Plan	Plan	Total

Expenses
Other cash expenses	$—	$—	$—
Moving and relocation	228	68	296
Severance	631	—	631

Total cash expenses	859	68	927

Non-cash asset impairment and loss on sale of fixed asset	141	—	141

Total restructuring expenses	$1,000	$68	$1,068

The following is a reconciliation of the accrued restructuring costs between December 31, 2007 and June 28, 2008:

		TB Wood’s
	Altra Plan	Plan	Total

Balance at December 31, 2007	$449	$1,029	$1,478
Restructuring expense incurred	1,000	68	1,068
Cash payments	(457)	(1,072)	(1,529)
Non-cash loss on disposal of fixed assets	(141)	—	(141)

Balance at June 28, 2008	$851	$25	876

The Company expects to incur an additional $0.8 million in severance expense over the remainder of the Altra Plan restructuring program, and an additional $0.5 million of moving and relocation costs.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
18. The following tables present separately the financial position, results of operations, and cash flows for the Company for: (a) the subsidiaries of the Company that are guarantors of the Notes, which are all 100% owned U.S. domestic subsidiaries of the Company (Guarantor Subsidiaries), and (b) the subsidiaries of the Company that are not guaranteeing the Notes, which include all non-domestic subsidiaries of the Company (Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Notes were entered into and issued in connection with the acquisition of Colfax, TB Woods and Kilian.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
June 28, 2008

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$25,028	$(6,063)	$24,266	$—	$43,231
Trade receivables, less allowance for doubtful accounts	—	54,337	38,335	—	92,672
Loans receivable from related parties	—	86,420	—	(86,420)	—
Inventories	—	68,642	36,321	—	104,963
Deferred income taxes	—	8,453	236	—	8,689
Receivable from sale of Electronics Division	—	—	—	—	—
Assets held for sale	—	3,515	1,161	—	4,676
Prepaid expenses and other current assets	1,126	2,824	3,785	—	7,735

Total current assets	26,154	218,128	104,104	(86,420)	261,966

Property, plant and equipment, net	—	76,217	37,528	—	113,745
Intangible assets, net	—	64,406	22,073	—	86,479
Goodwill	—	89,137	26,215	—	115,352
Deferred income taxes	—	—	141	—	141
Investment in subs	418,488	—	—	(418,488)	—
Other non-current assets	4,611	395	46	—	5,052

Total assets	$449,253	$448,283	$190,107	$(504,908)	$582,735

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$447	$23,857	$18,637	$—	$42,941
Accrued payroll	1,877	6,435	7,602	—	15,914
Accruals and other current liabilities	4,035	10,967	6,952	—	21,954
Taxes payable	—	1,087	—	—	1,087
Deferred income taxes	—	—	8,060	—	8,060
Current portion of long-term debt	—	2,857	562	—	3,419
Loans payable from related parties	16,926	—	69,494	(86,420)	—

Total current liabilities	23,285	45,203	111,307	(86,420)	93,375

Long-term debt — less current portion and net of unacreted discount and premium	258,981	10,633	2,737	—	272,351
Deferred income taxes	—	22,724	2,186	—	24,910
Pension liablities	—	8,841	3,419	—	12,260
Other post retirement benefits	—	2,634	—	—	2,634
Long-term taxes payables	—	2,932	2,920	—	5,852
Other long-term liabilities	—	1,298	3,068	—	4,366
Total stockholder’s equity	166,987	354,018	64,470	(418,488)	166,987

Total liabilities and shareholder’s equity	$449,253	$448,283	$190,107	$(504,908)	$582,735

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
December 31, 2007

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$4,571	$(492)	$29,827	$—	$33,906
Trade receivable, less allowance for doubtful accounts	—	45,938	27,310	—	73,248
Loan receivable from related parties	—	78,992	—	(78,992)	—
Inventories	—	69,720	32,115	—	101,835
Deferred income taxes	—	8,468	(182)	—	8,286
Receivable from sale of Electronics Division	17,100	—	—	—	17,100
Assets held for sale	—	3,567	1,161	—	4,728
Prepaid expenses and other current assets	1,165	1,634	2,779	—	5,578

Total current assets	22,836	207,827	93,010	(78,992)	244,681

Property, plant and equipment, net	—	76,571	36,472	—	113,043
Intangible assets, net	—	66,432	22,511	—	88,943
Goodwill	—	89,323	25,656	—	114,979
Deferred income taxes	—	(66)	297	—	231
Investments in subsidiaries	391,493	—	—	(391,493)	—
Other non-current assets	5,778	469	500	—	6,747

Total assets	$420,107	$440,556	$178,446	$(470,485)	$568,624

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,241	$23,378	$16,049	$—	$41,668
Accrued payroll	2,328	7,231	7,429	—	16,988
Accruals and other current liabilities	4,010	13,223	4,768	—	22,001
Taxes payable	—	1,196	—	—	1,196
Deferred income taxes	—	—	8,060	—	8,060
Current portion of long-term debt	—	2,096	571	—	2,667
Loans payable from related parties	3,215	—	75,777	(78,992)	—

Total current liabilities	11,794	47,124	112,654	(78,992)	92,580

Long-term debt — less current portion and net of unacreted discount and premium	274,978	13,436	2,985	—	291,399
Deferred income taxes	—	25,343	(853)	—	24,490
Pension liablities	—	10,227	3,204	—	13,431
Other post retirement benefits	—	3,170	—	—	3,170
Long-term taxes payables	—	4,221	1,690	—	5,911
Other long-term liabilities	—	1,139	3,169	—	4,308
Total stockholder’s equity	133,335	335,896	55,597	(391,493)	133,335

Total liabilities and shareholder’s equity	$420,107	$440,556	$178,446	$(470,485)	$568,624

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Year to Date Ended June 28, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$240,336	$117,716	$(26,977)	$331,075
Cost of sales	—	177,945	81,922	(26,977)	232,890

Gross profit	—	62,391	35,794	—	98,185
Selling, general and administrative expenses	—	31,766	19,395	—	51,161
Research and development expenses	—	2,095	1,402	—	3,497
OPEB curtailment gain	—	(169)	—	—	(169)
Restructuring costs	—	783	285	—	1,068

Income from operations	—	27,916	14,712	—	42,628
Interest expense, net	14,018	963	173	—	15,154
Other non-operating (income) expense, net	(2,086)	(688)	1,295	—	(1,479)
Equity in earnings of subsidiaries	26,995	—	—	(26,995)	—

Income from continuing operations before income taxes	15,063	27,641	13,244	(26,995)	28,953
Provision (benefit) for income taxes	(3,366)	9,122	4,371	—	10,127

Income from continuing operations	18,429	18,519	8,873	(26,995)	18,826
Net loss from discontinued operations	—	(397)	—	—	(397)

Net income	$18,429	$18,122	$8,873	$(26,995)	$18,429

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended June 28, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$120,005	$61,596	$(13,708)	$167,893
Cost of sales	—	89,081	42,133	(13,708)	117,506

Gross profit	—	30,924	19,463	—	50,387
Selling, general and administrative expenses	—	16,370	10,078	—	26,448
Research and development expenses	—	1,033	733	—	1,766
OPEB curtailment gain		(169)	—		(169)
Restructuring costs	—	287	48	—	335

Income from operations	—	13,403	8,604	—	22,007
Interest expense, net	7,264	354	95	—	7,713
Other non-operating (income) expense, net	(2,232)	(533)	1,912	—	(853)
Equity in earnings of subsidiaries	13,934	—	—	(13,934)	—

Income from continuing operations before income taxes	8,902	13,582	6,597	(13,934)	15,147
Provision (benefit) for income taxes	(967)	4,201	2,044	—	5,278

Income from continuing operations	9,869	9,381	4,553	(13,934)	9,869
Income from discontinued operations	—	—	—	—	—

Net income	$9,869	$9,381	$4,553	$(13,934)	$9,869

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Conolidating Statements of Income of the Company

	Year to date period ended June 30, 2007
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$209,262	$97,024	$(20,053)	$286,233
Cost of sales	—	153,610	71,511	(20,053)	205,068

Gross profit	—	55,652	25,513	—	81,165
Selling, general and administrative expenses	—	27,607	16,747	—	44,354
Research and development expenses	—	1,642	1,217	—	2,859
Restructuring costs	—	613	378	—	991

Income from operations	—	25,790	7,171	—	32,961
Interest expense, net	15,507	416	3,951	—	19,874
Other non-operating (income) expense, net	(151)	(118)	353	—	84
Equity in earnings of subsidiaries	23,996	—	—	(23,996)	—

Income from continuing operations before income taxes	8,640	25,492	2,867	(23,996)	13,003
Provision (benefit) for income taxes	—	4,061	787	—	4,848

Income from continuing operations	8,640	21,431	2,080	(23,996)	8,155
Income from discontinued operations	—	210	256	—	466

Net income	$8,640	$21,641	$2,336	$(23,996)	$8,621

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended June 30, 2007
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$115,638	$51,486	$(13,596)	$153,528
Cost of sales	—	85,605	38,402	(13,596)	110,411

Gross profit	—	30,033	13,084	—	43,117
Selling, general and administrative expenses	—	14,951	8,599	—	23,550
Research and development expenses	—	948	617	—	1,565
Restructuring costs	—	36	162	—	198

Income from operations	—	14,098	3,706	—	17,804
Interest expense, net	8,332	383	2,011	—	10,726
Other non-operating (income) expense, net	(115)	(93)	339	—	131
Equity in earnings of subsidiaries	13,047	—	—	(13,047)	—

Income from continuing operations before income taxes	4,830	13,808	1,356	(13,047)	6,947
Provision (benefit) for income taxes	—	2,365	218	—	2,583

Income from continuing operations	4,830	11,443	1,138	(13,047)	4,364
Income from discontinued operations	—	210	256	—	466

Net income	$4,830	$11,653	$1,394	$(13,047)	$4,830

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to date period ended June 28, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$18,429	$18,122	$8,873	$(26,995)	$18,429
Undistributed Equity in subs	$(26,995)			$26,995	$—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	5,279	2,772	—	8,051
Amortization of intangible assets	—	2,046	838	—	2,884
Amortization and write-offs of deferred loan costs	1,151	193	—	—	1,344
(Gain) loss on foreign currency, net	(71)	—	(600)	—	(671)
Accretion of debt discount and premium, net	359	—		—	359
Loss on sale of fixed assets	—	137	—	—	137
OPEB curtailment gain	—	(169)	—	—	(169)
Loss on sale of Electronics Division	—	397	—	—	397
Stock based compensation	1,022	—	—	—	1,022
Changes in assets and liabilities:
Trade receivables	—	(8,399)	(9,678)	—	(18,077)
Inventories	—	1,078	(3,600)	—	(2,522)
Accounts payable and accrued liabilities	(2,220)	(5,738)	5,411	—	(2,547)
Other current assets and liabilities	139	(1,299)	(916)	—	(2,076)
Other operating assets and liabilities	16	(250)	291	—	57

Net cash provided by (used in) operating activities	(8,170)	11,397	3,391	—	6,618

Cash flows from investing activities
Purchase of fixed assets	—	(5,860)	(1,781)	—	(7,641)
Proceeds from the sale of Electronics	17,000	210	—	—	17,210

Net cash provided by (used in) investing activities	17,000	(5,650)	(1,781)	—	9,569

Cash flows from financing activities
Payments on senior secured notes	(15,000)	—	—	—	(15,000)
Payments on senior notes	(1,346)	—	—	—	(1,346)
Net payments received from Parent	11,899	—	—	—	11,899
Payments on revolving credit agreement	—	(1,723)	—	—	(1,723)
Payments on mortgages	—	—	(188)	—	(188)
Payment on capital leases	—	(319)	(255)	—	(574)
Change in affiliate debt	16,074	(9,276)	(6,798)	—	—

Net cash provided by (used in) financing activities	11,627	(11,318)	(7,241)	—	(6,932)

Effect of exchange rate changes on cash and cash equivalents	—	—	70	—	70

Net change in cash and cash equivalents	20,457	(5,571)	(5,561)	—	9,325
Cash and cash equivalents at beginning of year	4,571	(492)	29,827	—	33,906

Cash and cash equivalents at end of period	$25,028	$(6,063)	$24,266	$—	$43,231

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to date period ended June 30, 2007
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$8,640	$21,641	$2,355	$(23, 996)	$8,640
Undistributed equity in earnings of subsidiaries	$(23,996)	$—	$—	$23,996	—
Adjustments to reconcile net income to net cash flows:			—
Depreciation	—	5,212	2,852	—	8,064
Amortization of intangible assets	—	1,698	770	—	2,468
Amortization and write-offs of deferred loan costs	1,857	—	—	—	1,857
Loss on foreign currency, net	(151)	—	361	—	210
Accretion of debt discount and premium, net	415	—	—	—	415
Amortization of inventory fair value adjustment	—	—	651	—	651
Loss (gain) on sale of fixed assets	—	—	112	—	112
Stock based compensation	800	—	—	—	800
Changes in assets and liabilities:
Trade receivables	—	(7,704)	(6,336)	—	(14,040)
Inventories	—	695	(1,333)	—	(638)
Accounts payable and accrued liabilities	(7,554)	(6,288)	(991)	—	(14,833)
Other current assets and liabilities	3,232	526	(243)	—	3,515
Other operating assets and liabilities	265	(126)	(39)	—	100

Net cash provided by operating activities	(16,492)	15,654	(1,841)	—	(2,679)

Cash flows from investing activities
Purchase of fixed assets	—	(3,191)	(1,058)	—	(4,249)
Acquisitions, net of $5,222 cash acquired	(117,484)	—	—	—	(117,484)

Net cash provided by investing activities	(117,484)	(3,191)	(1,058)	—	(121,733)

Cash flows from financing activities
Proceeds from issuance of senior secured notes	106,050	—	—	—	106,050
Capital contribution from Parent Company	49,015	—	—	—
Payment of debt issuance costs	(3,405)	—	—	—	(3,405)
Payments on senior notes	(33,998)	—	—	—	(33,998)
Borrowings under revolving credit agreement	8,315	—	—	—	8,315
Payments on revolving credit agreement	(8,315)	(805)	—	—	(9,120)
Payments made on behalf of Parent Company	(1,009)	—	—	—	(1,009)
Change in affiliate debt	10,331	(9,984)	(347)	—	—
Payment on capital leases	—	(79)	(280)	—	(359)

Net cash (used in) financing activities	126,984	(10,868)	(627)	—	115,489

Effect of exchange rate changes on cash and cash equivalents	—	—	769	—	769

Net change in cash and cash equivalents	(6,992)	1,595	(2,757)	—	(8,154)
Cash and cash equivalents at beginning of year	41,016	(5,488)	6,999	—	42,527

Cash and cash equivalents at end of period	$34,024	$(3,893)	$4,242	$—	$34,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
18. Subsequent Event
     One of our four U.S. collective bargaining agreements expired in June 2008 and was extended until a new agreement was reached in July 2008. The new agreement extends the collective bargaining agreement through June 2011. One of the provisions of the new agreement reduces benefits that employees are entitled to receive through the other post employment benefit plan. This is considered a curtailment in accordance with SFAS No. 88 (Employer’s Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits). The Company expects to record a non-cash curtailment gain in future periods but is currently evaluating the amount.

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
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We based our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2007. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.
     The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets, property, plant and equipment. We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.

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

Results of Operations

	Quarter Ended		Year to date ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$167,893	$153,528	$331,075	$286,234
Cost of sales	117,506	110,411	232,890	205,069

Gross profit	50,387	43,117	98,185	81,165
Gross profit percentage	30.01%	28.08%	29.66%	28.36%
Selling, general and administrative expenses	26,448	23,550	51,161	44,354
Research and development expenses	1,766	1,565	3,497	2,859
OPEB Curtailment gain	(169)	—	(169)	—
Restructuring costs	335	198	1,068	991

Income from operations	22,007	17,804	42,628	32,961
Interest expense, net	7,713	10,726	15,154	19,874
Other non-operating (income) expense, net	(853)	131	(1,479)	84

Income from continuing operations before income taxes	15,147	6,947	28,953	13,003
Provision for income taxes	5,278	2,583	10,127	4,848

Income (loss) from continuing operations	9,869	4,364	18,826	8,155
Income from discontinued operations, net of income taxes of $124 in 2008 and $220 in 2007	—	466	(397)	466

Net income	$9,869	$4,830	$18,429	$8,621

Quarter Ended June 28, 2008 Compared with Quarter Ended June 30, 2007
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Net sales	$167,893	$153,528	$14,365	9.4%
     The increase in net sales was due to the 2007 acquisition of All Power, which contributed $4.3 million to quarterly sales as well as price increases, strong after market sales, the strength of several key markets including energy, primary metals and mining. In addition, on a constant currency basis, sales increased by $10.5 million or 6.8% in 2008.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Gross Profit	$50,387	$43,117	$7,270	16.9%
Gross Profit as a percent of sales	30.01%	28.08%
     The increase in gross profit was primarily due to the 2007 acquisition of All Power, which added gross profit of $1.1 million. Gross profit of other operations also increased due to price increases, an increase in low cost country material sourcing and manufacturing, and further manufacturing efficiencies as a result of continued application of the Altra Business System, including lean management with emphasis on quality, delivery, and operational cost improvements. On a constant currency basis, gross profit increased by $6.1 million or 14.1% in 2008.

     Cost of sales benefited from warehousing fees of $0.1 million billed as a part of our transition services provided to Vacon in connection with the sale of TB Wood’s Electronics Division to Vacon. These warehousing services may be provided until December 31, 2009.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Selling, general and administrative expense (“SG&A”)	$26,448	$23,550	$2,898	12.3%
SG&A as a percent of sales	15.8%	15.3%
     The SG&A increase was due primarily to the inclusion of All Power’s SG&A in the second quarter 2008 which added $0.6 million. The remaining increase resulted from increased professional fees and increased wages and benefits. On a constant currency basis, SG&A expenses increased by $2.3 million or 9.7% in 2008.
     SG&A was net of a credit of $0.3 million for billings related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services. These transition services may be provided until December 31, 2009.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Research and development expenses (“R&D”)	$1,766	$1,565	$201	12.8%
          R&D represents approximately 1% of sales in both periods.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Restrctructuring expenses	$335	$198	$137	69.2%
     During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. The second was related to the acquisition of TB Wood’s and was intended to reduce dulplicative staffing and consolidate facilities. We recorded approximately $0.3 million in the second quarter of 2008 of restructuring expenses for moving and relocation, and severance pay. Non-cash asset impairment was $0.1 million for the quarter ended June 28, 2008.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Interest Expense, net	$7,713	$10,726	$(3,013)	-28.1%

     Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during the second quarter of 2008, which resulted in lower interest of $1.0 million. In addition, during the quarter ended June 30, 2007 there were $2.0 million of prepayment premiums and other fees associated with the paydown of the Senior Notes and a bridge loan fee of $0.5 million. For a more detailed description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 12 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Other non-operating (income) expense, net	$(853)	$131	$(984)	-751%
     Other non-operating (income) expense included rental income of $0.1 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s, option. In addition, the Company received securities in a bankruptcy settlement and in turn sold the securities in the open market. The Company received $0.3 million for the securities. The remaining increase was primarily due to the net gain on foreign currency transactions.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	$28,255	$24,178	$4,077	16.9%
     To reconcile EBITDA to net income for the quarter ended June 28, 2008, we added back to net income $5.3 million provision for income taxes, $7.7 million of net interest expense and $5.4 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the quarter ended June 30, 2007, we added back to net income $2.6 million provision for income taxes, $10.7 million of net interest expense and $6.1 million of depreciation and amortization expenses. The EBITDA increase was due to the acquisition of All Power’s EBITDA of $0.6 million, strategic price increases, sales volume gains in our base products, and cost savings measures.

	Quarter Ended
	June 28, 2008	June 30, 2007	Change	%

Provision for income taxes, continuing operations	$5,278	$2,583	$2,695	104.3%
Provision for income taxes as a % of income before taxes	34.8%	37.3%
     The 2008 provision for income taxes, as a percentage of income before taxes, was lower than that of 2007, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.
Discontinued Operations
     On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon for $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business. As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics Division, and the remaining $17.1 million was recorded as a receivable for the sale of Electronics Division on the consolidated balance sheet, which was received in January 2008.
     The Electronics Division was classified as a discontinued operation in the fourth quarter of 2007 and, accordingly, the operating results of the Electronics Division were segregated from the continuing operations in the consolidated statements of income for the periods subsequent to the acquisition of TB Wood’s on April 5, 2007 through December 31, 2007. Since the purchase of TB Wood’s occurred after the first quarter of 2007, there is no impact on the first quarter 2007. The Electronics Division’s operating activity for the remaining quarters of 2007 were reclassified as a discontinued operation. For the approximately nine-month period from April 5, 2007 to December 31, 2007, the Electronics Division recorded $28.7 million in sales, income before taxes of $4.1 million, and net loss after taxes of $2.0 million, which was classified as discontinued operations in the remaining three quarters of 2007 for comparative purposes.
Year to Date Period Ended June 28, 2008 Compared with Year to Date Period Ended June 30, 2007
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Net sales	$331,075	$286,234	$44,841	15.7%
     The increase in net sales was primarily due to the 2007 acquisitions of TB Wood’s and All Power, which contributed $27.1 million to year to date sales. The remaining increase in net sales was due to price increases, strong after market sales, the strength of several key markets including energy, primary metals and mining. On a constant currency basis sales, increased by $38.1 million or 13.3% in 2008.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Gross Profit	$98,185	$81,165	$17,020	21.0%
Gross Profit as a percent of sales	29.7%	28.4%
     The increase in gross profit was primarily due to the 2007 acquisitions of TB Wood’s and All Power, which added gross profit of $7.0 million. Gross profit of other operations also increased due to price increases, an increase in low cost country material sourcing and manufacturing, and further manufacturing efficiencies as a result of continued application of the Altra Business System, including lean management with emphasis on quality, delivery, and operational cost improvements. On a constant currency basis, gross profit increased by $14.9 million or 18.4% during 2008.
     Cost of sales benefited from warehousing fees of $0.3 million billed as a part of our transition services which was entered into in connection with the sale of TB Wood’s Electronics Division. These warehousing services may be provided until December 31, 2009.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Selling, general and administrative expense (“SG&A”)	$51,161	$44,354	$6,807	15.3%
SG&A as a percent of sales	15.5%	15.5%
     The SG&A increase was due primarily to the inclusion of TB Wood’s and All Power’s SG&A in the year to date period ended June 28, 2008, which added $3.8 million. The remaining increase resulted from additional amortization of intangible assets associated with the TB Wood’s acquisition, and wage and benefits increases and increased professional fees. On a constant currency basis, SG&A increased by $5.7 million or 12.9%.
     SG&A was net of a credit of $0.7 million for billings related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services. These transition services may be provided until December 31, 2009.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Research and development expenses (“R&D”)	$3,497	$2,859	$638	22.3%
     R&D increased primarily due to the inclusion of TB Wood’s in the year to date period ended June 28, 2008, which amounted to $0.4 million additional R&D.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Restrctructuring expenses	$1,068	$991	$77	7.8%
     During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas. The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities. We recorded approximately $0.9 million in the year to date period 2008 of restructuring expenses for moving and relocation, and severance pay. Non-cash asset impairment was $0.1 million for the quarter ended June 28, 2008.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Interest Expense, net	$15,154	$19,874	$(4,720)	-23.7%

     Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during the year to date period ended June 28, 2008, which resulted in lower interest and of $2.4 million compared to the prior year period. In addition, in 2007, the Company incurred $3.4 million of prepayment premiums associated with the paydown of the senior notes. This was offset by $2.4 million of interest associated with the additional Senior Secured Notes that were issued in the second quarter of 2007. For a more detailed description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 12 to our Condensed Consolidated Financial Statements in Item I of this Form 10-Q.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Other non-operating (income) expense, net	$(1,479)	$84	$(1,563)	-1861%
     Other non-operating (income) expense included rental income of $0.3 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s, option. The remaining increase was primarily due to the net gain on foreign currency transactions and the receipt of $0.3 million in securities as part of a bankruptcy settlement.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	$54,645	$43,875	$10,770	24.5%
     To reconcile EBITDA to net income for the year to date period ended June 28, 2008, we added back to net income $10.1 million provision for income taxes, $15.2 million of net interest expense and $10.9 million of depreciation and amortization expenses. To reconcile net income to EBITDA for the year to date period ended June 30, 2007, we added back to net income $4.9 million provision for income taxes, $19.9 million of net interest expense and $10.5 million of depreciation and amortization expenses. The EBITDA increase was due to the acquisition of TB Wood’s and All Power’s EBITDA of $4.7 million, strategic price increases, sales volume gains in our base products, and cost savings measures.

	Year to Date Period Ended
	June 28, 2008	June 30, 2007	Change	%

Provision for income taxes, continuing operations	$10,127	$4,848	$5,279	108.9%
Provision for income taxes as a % of income before taxes	35.0%	37.4%
     The 2008 provision for income taxes, as a percentage of income before taxes, was lower than that of 2007, primarily due to the effect of reductions of tax rates in several foreign jurisdictions and change in earnings mix among tax jurisdictions.
Discontinued Operations
     On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon for $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business. As of December 31, 2007, $11.9 million of cash had been received for the purchase of the Electronics Division, and the remaining $17.1 million was recorded as a receivable for the sale of Electronics Division on the consolidated balance sheet, which was received in January 2008.
     The Electronics Division was classified as a discontinued operation in the fourth quarter of 2007 and, accordingly, the operating results of the Electronics Division were segregated from the continuing operations in the consolidated statements of income for the periods subsequent to the acquisition of TB Wood’s on April 5, 2007 through December 31, 2007. Since the purchase of TB Wood’s occurred after the first quarter of 2007, there is no impact on the first quarter 2007. The Electronics Division’s operating activity for the remaining quarters of 2007 were reclassified as a discontinued operation. For the approximately nine-month period from April 5, 2007 to December 31, 2007, the Electronics Division recorded $28.7 million in sales, income before taxes of $4.1 million, and net loss after taxes of $2.0 million, which was classified as discontinued operations in the remaining three quarters of 2007 for comparative purposes.
     Loss from discontinued operations in the year to date period ended June 28, 2008 was comprised of a purchase price working capital adjustment of $0.1 after taxes and an adjustment to deferred taxes of $0.3, which decreased the previously recorded gain on sale.
Liquidity and Capital Resources
Net Cash

	June 28, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$43,231	$33,906
Cash and cash equivalents decreased $2.6 million in the year to date period ended June 28, 2008 due to the following:
     Net cash provided by operating activities for the year to date period ended June 28, 2008 of $6.6 million resulted mainly from cash provided by net income of $18.4 million, plus the add-back of non-cash depreciation, amortization, stock based compensation, disposal of fixed assets, accretion of debt discount/premium, loss on sale of the Electronics Division and deferred financing costs of $14.2 million, offset by a net increase in operating assets and liabilities of $25.2 million, due mainly to an $18.1 million increase in trade receivables $0.7 million of income from foreign currency and $0.2 million of OPEB curtailment gain. The increase in A/R was primarily due to record sales in June 2008 versus December 2007 and timing of payments from certain large customers who paid balances in full at December 31, 2007.
     Net cash received from investing activities of $9.6 million for the year to date period ended June 28, 2008 resulted primarily from $17.2 million from the proceeds from the sale of the Electronics Division, offset by the purchase of manufacturing equipment of $7.6 million.
     Net cash used by financing activities of $6.9 million for the year to date period ended June 28, 2008 consisted primarily of payments on the Senior Secured Notes of $15.0 million, payments on the TB Wood’s revolving line of credit of $1.7 million, payments on the Senior Notes of $1.3 million, payments on mortgages of $0.2 million and payments of capital lease obligations of $0.6 million. This was offset by payments received from Holdings of $11.9 million related to the sale of the Electronics Division.

Liquidity

	Amounts in millions
			December 31,
	June 28, 2008		2007
Debt:
Revolving credit agreement	$—		$—
TB Wood’s revolving credit agreement	6.0		7.7
Overdraft agreements	—		—
9% Senior Secured Notes	255.0		270.0
11.25% Senior Notes	6.4		7.8
Variable rate demand revenue bonds	5.3		5.3
Mortgages	2.6		2.6
Capital leases	2.9		3.4

Total Debt	$278.2		$296.8
Cash	$43.2		$33.9
Net Debt	$235.0	58.5%	$262.9	66.4%

Shareholders’ Equity	$167.0	41.5%	$133.3	33.6%
Total Capitalization	$402.0	100%	$396.2	100%
     Our primary source of liquidity will be cash flow from operations and borrowings under our senior revolving credit facility. See Note 12 to the Condensed Consolidated Financial Statements for explanation of our senior revolving credit facility and other indebtedness. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures and pension plan funding.
     We incurred substantial indebtedness in connection with the acquisitions of subsidiaries of Colfax Corporation, Hay Hall and TB Wood’s. As of June 28, 2008, taking into account these transactions, we had approximately $278.2 million of total indebtedness outstanding including capital leases and mortgages. We expect our interest expense, arising from our existing debt, to be approximately $26.7 million on an annual basis, through the maturity of the $255.0 million of Senior Secured Notes, which are due December 1, 2011.
     Our senior revolving credit facility provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit through November 30, 2010. As of June 28, 2008, there were no outstanding borrowings, but there were $7.2 million of outstanding letters of credit issued under our senior revolving credit facility.
     We had $6.0 million principal borrowings outstanding and $6.1 million of outstanding letters of credit as of June 28, 2008 under the TB Wood’s $13.0 million revolving credit facility, which is due in 2010.
     We made capital expenditures of approximately $7.6 million and $4.2 million in the year to date period ended June 28, 2008 and June 30, 2007, respectively. These capital expenditures will support on-going manufacturing requirements.
     We have cash funding requirements associated with our pension plan which are estimated to be $1.0 million for the remainder of 2008, $5.7 million in 2009, $1.3 million for 2010, $2.0 million for 2011, and $2.1 million thereafter.

     Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior revolving credit facility will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See the section entitled “Changes in general economic conditions or the cyclical nature of our markets could harm our operations and financial performance” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the factors that may affect our liquidity.
     We cannot assure you that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior revolving credit facility and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms, if at all, at the time we are seeking funds. See the section entitled “Our substantial level of indebtedness could adversely affect our financial condition, harm our ability to react to changes to our business and prevent us from fulfilling our obligations on the notes” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the factors that may affect our future capital. In addition, our ability to borrow funds under our senior revolving credit facility will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.
Contractual Obligations
     As of June 28, 2008, the outstanding principal balance of our Senior Notes was £3.3 million, or approximately $6.4 million. The remaining principal balance is due February 13, 2013.
     In April 2007, we completed a follow-on offering of an aggregate of $105.0 million of the existing Senior Secured Notes. As of June 28, 2008, the remaining principal balance on our Senior Secured Notes was $255.0 million. The balance is due December 1, 2011.
     From time to time the Company may repurchase its 9% senior secured notes or the 11 1/4% senior notes in open market transactions or privately negotiated transactions.
     In connection with the TB Wood’s acquisition, we assumed $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. We expect to pay the bonds associated with the Chattanooga, Tennessee facility within 12 months, totaling $2.3 million. In addition, we refinanced, concurrent with the acquisition, $13.0 million of TB Wood’s revolving credit agreement. As of June 28, 2008, there is $6.0 million outstanding, which is due in 2010.
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
Item 4. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2008.
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

     There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Holdings, Inc.’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on December 4, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.
August 8, 2008	By:	/s/ Michael L. Hurt
Name: Michael L. Hurt
Title: Chairman and Chief Executive Officer

August 8, 2008	By:	/s/ Christian Storch
Name: Christian Storch
Title: Vice President and Chief Financial Officer