Form 10-K
period 2008-12-31
Altra Industrial Motion, Inc.
filed 2009-03-20
CIK 1319916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-124944

ALTRA INDUSTRIAL MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0283143 (I.R.S. Employer Identification No.)

300 Granite Street, Suite 201 Braintree, MA (Address of principal executive offices)	02184 (Zip Code)
Registrant’s telephone number, including area code: (781) 917-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was zero (there is no market for the common equity of the registrant)
As of March 1, 2009, there were 1,000 shares of Common Stock, $.001 par value per share, outstanding.
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

Item 1. Business
Our Company
          We are a leading global designer, producer and marketer of a wide range of mechanical power transmission, or MPT, and motion control products serving customers in a diverse group of industries, including energy, general industrial, material handling, mining, transportation and turf and garden. Our product portfolio includes industrial clutches and brakes, enclosed gear drives, open gearing, engineered belted drives, couplings, engineered bearing assemblies, linear components and other related products. Our products are used in a wide variety of high-volume manufacturing processes, where the reliability and accuracy of our products are critical in both avoiding costly down time and enhancing the overall efficiency of manufacturing operations. Our products are also used in non-manufacturing applications where product quality and reliability are especially critical, such as clutches and brakes for elevators and residential and commercial lawnmowers. For the year ended December 31, 2008, we had net sales of $635.3 million and net income of $6.5 million.
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
          We are led by a highly experienced management team that has established a proven track record of executing, successfully completing and integrating major strategic acquisitions and delivering significant growth in both revenue and profits. We employ a comprehensive business process called the Altra Business System, or ABS, which focuses on eliminating inefficiencies from every business process to improve quality, delivery and cost.
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
Our Industry
          Based on industry data supplied by Penton Information Services, we estimate that industrial power transmission products generated sales in the United States of approximately $36.0 billion in 2008. These products are used to generate, transmit, control and transform mechanical energy. The industrial power transmission industry can be divided into three areas: MPT products; motors and generators; and adjustable speed drives. We compete primarily in the MPT area which, based on industry data, we estimate was a $17.8 billion market in the United States in 2008.
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

          Large Installed Base Supporting Aftermarket Sales. With a history dating back to 1857 with the formation of TB Wood’s, we believe we benefit from one of the largest installed customer bases in the industry which has led to significant aftermarket replacement demand creating a recurring revenue stream. For the year ended December 31, 2008, we estimate that approximately 44% of our revenues from continuing operations were derived from aftermarket sales.
          Diversified End-Markets. Our revenue base has balanced exposure across a diverse mix of end user industries, including energy, general industrial, material handling, mining, transportation and turf and garden, which helps mitigate the impact of business and economic cycles. In 2008, no single industry represented more than 8% of our total sales from continuing operations, and approximately 31% of our sales from continuing operations were from outside North America.
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
          Proven Product Development Capabilities. Our extensive application engineering know-how drives both new and repeat sales. Our broad portfolio of products, knowledge and expertise across various MPT applications allows us to provide our customers customized solutions to meet their specific needs. We are highly focused on developing new products in response to customer requirements. We employ approximately 183 non-manufacturing engineers involved with product development, research and development, test and technical customer support. Recent new product development examples include the Foot/Deck Mount Kopper Kool Brake which was designed for very high heat dissipation in extremely rugged tensioning applications such as draw works for oil and gas wells and anchoring systems for on-shore and off-shore drilling platforms.
Our Business Strategy
          Our long-term strategy is to increase our sales through organic growth, expand our geographic reach and product offering through strategic acquisitions and improve our profitability through cost reduction initiatives. In the near term, we are focused on cost reduction measures and working capital improvements. We seek to achieve these objectives through the following strategies:
•	Leverage Our Sales and Distribution Network. We intend to continue to leverage our relationships with our distributors to gain shelf space, further integrate our recently acquired brands with our core brands and sell new products. We seek to capitalize on customer brand preference for our products to generate pull-through aftermarket demand from our distribution channel.

•	Focus our Strategic Marketing on New Growth Opportunities. Through a systematic process that leverages our core brands and products, we seek to identify attractive markets and product niches, collect customer and market data, identify market drivers, tailor product and service solutions to specific market and customer requirements and deploy resources to gain market share and drive future sales growth.

•	Accelerate New Product and Technology Development. We focus on developing new products across our business in response to customer needs in various markets. In total, new products developed by us during the past three years generated approximately $86 million in revenues from continuing operations in 2008.

•	Capitalize on Growth and Sourcing Opportunities in the Asia-Pacific Market. We intend to leverage our established sales offices in the Asia Pacific region and expand into regions where we currently do not have sales representation,. We also intend to expand our manufacturing presence in Asia beyond our current plant in Shenzhen, China. During 2008, we sourced approximately 21% of our purchases from low-cost countries, resulting in average cost reductions of approximately 45% for these products. Within the next five years, we intend to utilize our sourcing office in Shanghai to significantly increase our current level of low-cost country sourced purchases. We may also consider additional opportunities to outsource some of our production from North American and Western European locations to Asia or lower cost regions.

•	Continue to Improve Operational and Manufacturing Efficiencies through ABS. We believe we can continue to improve profitability through cost control, overhead rationalization, global process optimization, continued implementation of lean manufacturing techniques and strategic pricing initiatives. We have implemented these principles with our acquisitions of Hay Hall, Warner Linear, All Power and TB Wood’s and intend to apply such principles to future acquisitions.

•	Pursue Strategic Acquisitions that Complement our Strong Platform. Management believes that there may be a number of attractive potential acquisition candidates in the future, in part due to the fragmented nature of the industry. We plan to continue our disciplined pursuit of other strategic acquisitions to accelerate our growth, enhance our industry leadership and create value.
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

•	Electromagnetic Clutches and Brakes. Our industrial products include clutches and brakes with specially designed controls for material handling, forklift, elevator, medical mobility, mobile off-highway, baggage handling and plant productivity applications. We also offer a line of clutch and brake products for walk-behind mowers, residential lawn tractors and commercial mowers. While industrial applications are predominant, we also manufacture several vehicular niche applications including on-road refrigeration compressor clutches and agricultural equipment clutches. We market our electromagnetic products under the Warner Electric, Inertia Dynamics and Matrix brand names.

•	Overrunning Clutches. Specific product lines include indexing and backstopping clutches. Primary industrial applications include conveyors, gear reducers, hoists and cranes, mining machinery, machine tools, paper machinery, packaging machinery, pumping equipment and other specialty machinery. We market and sell these products under the Formsprag, Marland and Stieber brand names.

•	Heavy Duty Clutches and Brakes. Our heavy duty clutch and brake product lines serve various markets including metal forming, off-shore and land-based oil and gas drilling platforms, mining, material handling, marine applications and various off-highway and construction equipment segments. Our line of heavy duty pneumatic, hydraulic and caliper clutches and brakes are marketed under the Wichita Clutch and Twiflex brand names.
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
          Engineered Belted Drives. Belted drives incorporate both a rubber-based belt and at least two sheaves or sprockets. Belted drives typically change the speed of an electric motor or engine to the level required for a particular piece of equipment. Our belted drive line includes three types of v-belts, three types of synchronous belts, standard and made-to-order sheaves and sprockets, and split taper bushings. We sell belted drives to a wide range of end markets, including aggregate, energy, chemical and material handling. Our engineered belted drives are primarily manufactured under the TB Wood’s brand in our facilities in Pennsylvania and Mexico.
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
Sales and Marketing
          We sell our products in over 70 countries to over 1,000 direct OEM customers and over 3,000 distributor outlets. We offer our products through our direct sales force comprised of 94 company-employed sales associates as well as independent sales representatives. Our worldwide sales and distribution presence enables us to provide timely and responsive support and service to our customers, many of which operate globally, and to capitalize on growth opportunities in both developed and emerging markets around the world.
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
Distribution
          Our MPT components are either incorporated into end products sold by OEMs or sold through industrial distributors as aftermarket products to end users and smaller OEMs. We operate a geographically diversified business. For the year ended December 31, 2008, we derived approximately 69% of our net sales from continuing operations from customers in North America, 22% from customers in Europe and 9% from customers in Asia and the rest of the world. Our global customer base is served by an extensive global sales network comprised of our sales staff as well as our network of over 3,000 distributor outlets.
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

Competition
          We operate in highly fragmented and very competitive markets within the MPT market. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, such as helical gear drives and some of our competitors are larger than us and have greater financial and other resources. In particular, we compete with Emerson Power Transmission Manufacturing LP, Rexnord LLC., Regal-Beloit Corporation and Baldor Electric, Inc.. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. Competition in our business lines is based on a number of considerations including quality, reliability, pricing, availability and design and application engineering support. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest regularly in manufacturing, customer service and support, marketing, sales, research and development and intellectual property protection. We may have to adjust the prices of some of our products to stay competitive. In addition, some of our larger, more sophisticated customers are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. There is substantial and continuing pressure on major OEMs and larger distributors to reduce costs, including the cost of products purchased from outside suppliers such as us. As a result of cost pressures from our customers, our ability to compete depends in part on our ability to generate production cost savings and, in turn, find reliable, cost-effective outside component suppliers or manufacturers for our products. See “Risk Factors — Risks Related to our Business — We operate in the highly competitive mechanical power transmission industry and if we are not able to compete successfully our business may be significantly harmed.”
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
Employees
          As of December 31, 2008, we had 3,164 full-time employees, of whom approximately 62.9% were located in North America, 22.1% in Europe, and 15.1% in Asia. 17.7% of our full-time factory North American employees are represented by labor unions. In addition, approximately 36.8% of our employees in our facility in Scotland are represented by a labor union. Additionally, approximately 100 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals. We are a party to four U.S. collective bargaining agreements. Two of the agreements will expire on June 2, 2011 and August 10, 2010, respectively. Another new collective bargaining agreement was reached in February 2009. The new agreement will expire on September 18, 2011. The fourth and final collective bargaining agreement expired in February 2009. The terms of the original agreement will continue to be honored during the negotiations for a new agreement, which are ongoing.
          One of the four U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by that agreement who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations.

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
          During 2009, we expect to take aggressive actions to reduce costs. One cost reduction effort will be through headcount reductions.
Suppliers and Raw Materials
          We obtain raw materials, component parts and supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources of raw materials are based in both the United States and other countries and we believe that our sources of raw materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or results of operations. Our principal raw materials are steel, castings and copper. We generally purchase our materials on the open market, where certain commodities such as steel and copper have fluctuated in price significantly in recent years. We have not experienced any significant shortage of our key materials and have not historically engaged in hedging transactions for commodity suppliers.
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
Environmental and Health and Safety Matters
          We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws and requirements and that any non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and requirements have not been material.
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

Executive Officers of Registrant
The following sets forth certain information with regard to our executive officers as of March 2, 2009 (ages are as of December 31, 2008):
MANAGEMENT
          Michael L. Hurt (age 63), P.E. has been our Executive Chairman since January 2009, Prior to his current position, Mr. Hurt served as Chief Executive Officer and a director since our formation in 2004. In November 2006, Mr. Hurt was elected as chairman of our board. During 2004, prior to our formation, Mr. Hurt provided consulting services to Genstar Capital and was appointed Chairman and Chief Executive Officer of Kilian in October 2004. From January 1991 to November 2003, Mr. Hurt was the President and Chief Executive Officer of TB Wood’s Incorporated, a manufacturer of industrial power transmission products. Prior to TB Wood’s, Mr. Hurt spent 23 years in a variety of management positions at the Torrington Company, a major manufacturer of bearings and a subsidiary of Ingersoll Rand. Mr. Hurt holds a B.S. degree in Mechanical Engineering from Clemson University and an M.B.A. from Clemson-Furman University.
          Carl R. Christenson (age 49) has been our Chief Executive Officer since January 2009. Prior to his current position, Mr. Christenson served as our President and Chief Operating Officer from January 2005 to December 2008. From 2001 to 2005, Mr. Christenson was the President of Kaydon Bearings, a manufacturer of custom-engineered bearings and a division of Kaydon Corporation. Prior to joining Kaydon, Mr. Christenson held a number of management positions at TB Wood’s Incorporated and several positions at the Torrington Company. Mr. Christenson holds a M.S. and B.S. degree in Mechanical Engineering from the University of Massachusetts and an M.B.A. from Rensselaer Polytechnic.
          Christian Storch (age 49) has been our Chief Financial Officer since December 2007. From 2001 to 2007, Mr. Storch was the Vice President and Chief Financial Officer at Standex International Corporation. Mr. Storch also served on the Board of Directors of Standex International from October 2004 to December 2007. Mr. Storch also served as Standex International’s Treasurer from 2003 to April 2006 and Manager of Corporate Audit and Assurance Services from July 1999 to 2003. Prior to Standex International, Mr. Storch was a Divisional Financial Director and Corporate Controller at Vossloh AG, a publicly held German transport technology company. Mr. Storch has also previously served as an Audit Manager with Deloitte & Touche, LLP. Mr. Storch holds a degree in business administration from the University of Passau, Germany.
          Glenn Deegan (age 42) has been our Vice President, General Counsel and Secretary since September 2008. From March 2007 to August 2008, Mr. Deegan served as Vice President, General Counsel and Secretary of Averion International Corp., a publicly held global provider of clinical research services. Prior to Averion, from June 2001 to March 2007, Mr. Deegan served as Director of Legal Affairs and then as Vice President, General Counsel and Secretary of MacroChem Corporation, a publicly held specialty pharmaceutical company. From 1999 to 2001, Mr. Deegan served as Assistant General Counsel of Summit Technology, Inc., a publicly held manufacturer of ophthalmic laser systems. Mr. Deegan previously spent over six years engaged in the private practice of law and also served as law clerk to the Honorable Francis J. Boyle in the United States District Court for the District of Rhode Island. Mr. Deegan holds a B.S. from Providence College and a J.D. from Boston College.
          Gerald Ferris (age 59) has been our Vice President of Global Sales since May 2007 and held the same position with Power Transmission Holdings, LLC, our Predecessor, since March 2002. He is responsible for the worldwide sales of our broad product platform. Mr. Ferris joined our Predecessor in 1978 and since joining has held various positions. He became the Vice President of Sales for Boston Gear in 1991. Mr. Ferris holds a B.A. degree in Political Science from Stonehill College.
          Todd B. Patriacca (age 39) has been our Vice President of Finance, Corporate Controller and Assistant Treasurer since October 2008. Prior to his current position, Mr. Patriacca served as Vice President of Finance and Corporate Controller since May 2007 and previous to that, Corporate Controller since May 2005. Prior to joining us, Mr. Patriacca was Corporate Finance Manager at MKS Instrument Inc., a semi-conductor equipment manufacturer since March 2002. Prior to MKS, Mr. Patriacca spent over ten years at Arthur Andersen LLP in the Assurance Advisory practice. Mr. Patriacca is a Certified Public Accountant and holds a B.A. in History from Colby College and an M.B.A. and an M.S. in Accounting from Northeastern University.
          Craig Schuele (age 45) has been our Vice President of Marketing and Business Development since May 2007 and held the same position with our Predecessor since July 2004. Prior to his current position, Mr. Schuele has been Vice President of Marketing since March 2002, and previous to that he was a Director of Marketing. Mr. Schuele joined our Predecessor in 1986 and holds a B.S. degree in Management from Rhode Island College.

          Chet Shubert (age 52) has been our Vice President of Human Resources since January 2009. Prior to his current position, from 2006 to 2008, Mr. Shubert served as Vice President of Human Resources for the Electronic Materials Division of National Starch and Chemicals, Inc. From 1993 to 2006, Mr. Shubert held senior human resources positions at various divisions of Wyeth. Earlier in his career, Mr. Shubert held a senior human resources role at Nabisco Brands. He holds a B.S. degree in safety and health management from Indiana University of Pennsylvania.

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
Changes in or the cyclical nature of our markets could harm our operations and financial performance.
          Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. Some of the markets we serve are highly cyclical, such as the metals, mining, industrial equipment and energy markets. In addition, these markets may experience cyclical downturns. The present uncertain economic environment may have a significant adverse affect on business cycles in industries we serve as our customers may face significantly decreased sales and an inability to predict future demand. In such an adverse environment, expected cyclical activity or sales may not occur or may be delayed and may result in significant quarter-to-quarter variability in our performance. Any sustained weakness in demand, downturn or uncertainty in cyclical markets may reduce our sales and profitability.
We rely on independent distributors and the loss of these distributors could adversely affect our business.
          In addition to our direct sales force and manufacturer sales representatives, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. We support an extensive distribution network, with over 3,000 distributor locations worldwide. Rather than serving as passive conduits for delivery of product, our independent distributors are active participants in the overall competitive dynamics in the MPT industry. During the year ended December 31, 2008, approximately 37% of our net sales from continuing operations were generated through independent distributors. In particular, sales through our largest distributor accounted for approximately 8% of our net sales for the year ended December 31, 2008. Almost all of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically non-exclusive and cancelable by the distributor after a short notice period. The loss of any major distributor or a substantial number of smaller distributors or an increase in the distributors’ sales of our competitors’ products to our customers could materially reduce our sales and profits.
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
          Our net sales outside North America represented approximately 31% of our total net sales for the year ended December 31, 2008. In addition, we sell products to domestic customers for use in their products sold overseas. We also source a significant portion of our products and materials from overseas, a practice which is increasing. Our business is subject to risks associated with doing business internationally, and our future results could be materially adversely affected by a variety of factors, including:
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
          We operate businesses with manufacturing facilities worldwide, many of which are located outside the United States including in Canada, China, France, Germany, Mexico and the United Kingdom. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and cost efficiencies. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences.
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
          As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, reduced levels of capital expenditures and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses. In addition, due to an inability to predict the duration and severity of the current economic crisis, our customers may not be able to accurately estimate demand forecasts and may scale back orders in an abundance of caution. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Such cancellations, reductions or inability to fulfill obligations could significantly reduce our revenue, impact our working capital, cause our operating results to fluctuate adversely from period to period and make it more difficult for us to predict our revenue.
The materials used to produce our products are subject to price fluctuations that could increase costs of production and adversely affect our profitability.
          The materials used to produce our products, especially copper and steel, are sourced on a global or regional basis and the prices of those materials are susceptible to price fluctuations due to supply and demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. From the first quarter of 2004 to the fourth quarter of 2008, the average price of copper and steel has increased approximately 44% and 66%, respectively. If we are unable to continue to pass a substantial portion of such price increases on to our customers on a timely basis, our future profitability may be materially and adversely affected. In addition, passing through these costs to our customers may also limit our ability to increase our prices in the future.
We face potential product liability claims relating to products we manufacture or distribute, which could result in our having to expend significant time and expense to defend these claims and to pay material damages or settlement amounts.

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
          As of December 31, 2008, we had approximately 3,164 full time employees, of whom approximately 41.4% were employed outside the United States. Approximately 350 of our North American employees and 45 of our employees in Scotland are represented by labor unions. In addition, our employees in Europe are generally represented by local and national social works councils that hold discussions with employer industry associations regarding wage and work issues every two to three years. Our European facilities, particularly those in France and Germany, may participate in such discussions and be subject to any agreements reached with employees. Additionally, approximately 100 employees in the TB Wood’s production facilities in Mexico are unionized under collective bargaining agreements that are subject to annual renewals.
          We are a party to four U.S. collective bargaining agreements. Two of the agreements will expire on June 2, 2011 and August 10, 2010, respectively. Another new collective bargaining agreement was reached in February 2009. The new agreement will expire on September 18, 2011. The fourth and final collective bargaining agreement expired in February 2009 but the terms of the original agreement will continue to be honored during the negotiations for a new agreement, which are ongoing. We may be unable to renew these agreements on terms that are satisfactory to us, if at all. In addition, one of our four U.S. collective bargaining agreements contains provisions for additional, potentially significant, lump-sum severance payments to all employees covered by the agreements who are terminated as the result of a plant closing and one of our collective bargaining agreements contains provisions restricting our ability to terminate or relocate operations.
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
          In the event our employee-related costs rise significantly, we may have to curtail the number of our employees or shut down certain manufacturing facilities. Any such actions would be not only be costly but could also materially adversely affect our business.
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
          We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. From time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws, requirements and permits and that any lapses in compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.
          Certain environmental laws in the United States, such as the federal Superfund law and similar state laws, impose liability for the cost of investigation or remediation of contaminated sites upon the current or, in some cases, the former site owners or operators and upon parties who arranged for the disposal of wastes or transported or sent those wastes to an off-site facility for treatment or disposal, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. Such liability can be imposed without regard to fault and, under certain circumstances, can be joint and several, resulting in one party being held responsible for the entire obligation. As a practical matter, however, the costs of investigation and remediation generally are allocated among the viable responsible parties on some form of equitable basis. Liability also may include damages to natural resources. We have not been notified that we are a potentially responsible party in connection with any sites we currently or formerly owned or operated any liabilities relating to any off-site waste disposal facility.
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
          As part of the acquisition of our original core business through the acquisition of PTH from Colfax Corporation, the PTH Acquisition, we agreed to assume pension plan liabilities for active U.S. employees under the Retirement Plan for Power Transmission Employees of Colfax and the Ameridrives International Pension Fund for Hourly Employees Represented by United Steelworkers of America, Local 3199-10, collectively referred to as the Prior Plans. We have established a defined benefit plan, the Altra Industrial Motion, Inc. Retirement Plan or New Plan, mirroring the benefits provided under the Prior Plans. The New Plan accepted a spin-off of assets and liabilities from the Prior Plans, in accordance with Section 414(l) of the Internal Revenue Code, or the Code, with such assets and liabilities relating to active U.S. employees as of the closing of the PTH Acquisition. Given the funded status of the Prior Plans and the asset allocation requirements of Code Section 414(l), liabilities under the New Plan greatly exceed the assets that were transferred from the Prior Plans. The accumulated benefit obligation (not including accumulated benefit obligations of non-U.S. pension plans in the amount of $2.9 million) was approximately $23.7 million as of December 31, 2008 while the fair value of plan assets was approximately $14.8 million as of December 31, 2008. As the New Plan has a considerable funding deficit, the cash funding requirements are expected to be substantial over the next several years, and could have a material adverse effect on our financial condition. As of December 31, 2008, minimum funding requirements are estimated to be $1.9 million in 2009 and $1.5 million for each of the next four years. These amounts are based on actuarial assumptions and actual amounts could be materially different.
          Additionally, as part of the PTH Acquisition, we agreed to assume all pension plan liabilities related to non-U.S. employees. The accumulated benefit obligations of non-U.S. pension plans were approximately $2.9 million as of December 31, 2008. There are no assets associated with these plans.
          Finally, as part of the PTH Acquisition, we also agreed to assume all post-employment and post-retirement welfare benefit obligations with respect to active U.S. employees. The benefit obligation for post-retirement benefits, which are not funded, was approximately $2.6 million as of December 31, 2008.
          For a description of the post-retirement and post-employment costs, see Note 10 to our audited financial statements included elsewhere in this Form 10-K.
Our future success depends on our ability to integrate acquired companies and manage our growth effectively.
          Our growth through acquisitions has placed, and will continue to place, significant demands on our management, operational and financial resources. Realization of the benefits of acquisitions often requires integration of some or all of the acquired companies’ sales and marketing, distribution, manufacturing, engineering, finance and administrative organizations. Integration of companies demands substantial attention from senior management and the management of the acquired companies. In addition, we will continue to pursue new acquisitions, some of which could be material to our business if completed. We may not be able to integrate successfully our recent acquisitions, or any future acquisitions, operate these acquired companies profitably, or realize the potential benefits from these acquisitions.
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
Goodwill and indefinite-lived intangibles comprises a significant portion of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be materially and adversely affected.
          Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Due to the acquisitions we have completed historically, goodwill comprises a significant portion of our total assets. We review goodwill and indefinite-lived intangibles annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. Our prior review of goodwill and indefinite-lived intangibles in December 2008 resulted in a $31.8 million reduction to the value of such assets in our financial statements. Future reviews of goodwill and indefinite-lived intangibles could result in further reductions. Any reduction in net income resulting from the write down or impairment of goodwill and indefinite-lived intangibles could adversely affect our financial results. If economic conditions continue to deteriorate we may be required to impair goodwill and indefinite-lived intangibles in future periods.
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
          We have incurred indebtedness that is substantial relative to our stockholder’s investment. As of December 31, 2008, we had approximately $263.4 million of indebtedness outstanding and $22.4 million available under lines of credit. Our indebtedness has important consequences; for example, it could:
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
          Substantially all of our assets have been pledged as collateral against any outstanding borrowings under the credit agreements, or the Credit Agreements, governing our senior revolving credit facility and the credit facility we entered into in connection with the TB Wood’s Acquisition, or the TB Wood’s senior secured credit facility. In addition, the Credit Agreements require us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. If an event of default were to occur under the Credit Agreements, then the lenders could declare all amounts outstanding under the senior revolving credit facility and the TB Wood’s senior secured credit facility, together with accrued interest, to be immediately due and payable. In addition, our senior revolving credit facility, the TB Wood’s senior secured credit facility and the indentures governing the 9% senior secured notes and 11 1/4% senior notes have cross-default provisions such that a default under any one would constitute an event of default in any of the others.
          The current economic conditions and severe tightening of credit markets may limit our access to additional capital. In particular, the cost of raising money in the credit markets has increased substantially while the availability of funds from those markets has diminished significantly. While currently these conditions have not impaired our ability to access capital under our credit facilities and to finance our operations, there can be no assurance that there will not be a further deterioration in the credit markets, a deterioration in the financial condition of our lenders or their ability to fund their commitments or, if necessary, that we will be able to find replacement financing on similar or acceptable terms. An inability to access sufficient capital could have an adverse impact on our operations and thus on our operating results and financial position.
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
          Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing extreme disruption recently, including, among other things, concerns regarding the stability and viability of major financial institutions, the declining state of the housing markets, a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the current tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate.
We have taken, and continue to take, cost-reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, may expose us to additional production risk and have an adverse effect on our sales, profitability and ability to attract and retain employees.
          We have been reducing costs in all of our businesses and will continue to do so. We are reducing our employee population, changing our compensation and benefit programs, and working to reduce our procurement costs. In addition, we also expect to consolidate certain of our manufacturing operations. The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors including, but not limited to: (i) our ability to successfully complete these ongoing efforts; (ii) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (iii) delays in implementation of anticipated workforce reductions in highly-regulated locations outside the United States, particularly in Europe; (iv) decline in employee morale and the potential inability to meet operational targets due to the loss of employees; (v) our ability to retain or recruit key employees; and (vi) the adequacy of our manufacturing capacity. While we have business continuity and risk mitigation plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the duration of any manufacturing disruption to be longer. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
          In addition to our leased headquarters in Braintree, Massachusetts, we maintain twenty eight production facilities, fifteen of which are located in the United States, one in Canada, ten in Europe and one each in China and Mexico. The following table lists all of our facilities, other than sales offices and distribution centers, as of December 31, 2008, indicating the location, principal use and whether the facilities are owned or leased.

Location	Brand	Major Products	Sq. Ft.	Leased	Expiration

United States

Chambersburg,
Pennsylvania	TB Wood’s	Belted Drives, Couplings, Castings	440,000	Owned	N/A
South Beloit, Illinois	Warner Electric	Electromagnetic Clutches & Brakes	104,288	Owned	N/A
Syracuse, New York	Kilian	Engineered Bearing Assemblies	97,000	Owned	N/A
Wichita Falls, Texas	Wichita Clutch	Heavy Duty Clutches and Brakes	90,400	Owned	N/A
Warren, Michigan	Formsprag	Overrunning Clutches	79,000	Owned	N/A
Erie, Pennsylvania	Ameridrives	Engineered Couplings	76,200	Owned	N/A
Chattanooga, Tennessee(4)	TB Wood’s	Space is leased to a third party	60,000	Owned	N/A
Scotland, Pennsylvania (4)	TB Wood’s	Space is leased to a third party	51,300	Owned	N/A
San Marcos, Texas	TB Wood’s	Engineered Couplings	51,000	Owned	N/A
Columbia City, Indiana	Warner Electric	Electromagnetic Clutches & Brakes & Coils	35,000	Owned	N/A
Mt. Pleasant, Michigan	TB Wood’s	Power Transmission Components, Couplings	30,000	Owned	N/A
Charlotte, North Carolina	Boston Gear	Gearing & Power Transmission Components	193,000	Leased	February 28, 2013
Niagara Falls, New York	Nuttall Gear	Gearing	155,509	Leased	March 31, 2013
New Hartford, Connecticut	Inertia Dynamics	Electromagnetic Clutches & Brakes	72,000	Leased	July 30, 2019
Braintree, Massachusetts(1)	Altra	—	13,804	Leased	November 1, 2016
Belvidere, Illinois	Warner Linear	Linear Actuators	21,000	Leased	June 30, 2009
New Braunsfels, Texas	Ameridrives	Engineered Couplings	16,200	Leased	December 31, 2009
Green Bay, Wisconsin	Ameridrives	Engineered Couplings	85,250	Leased	March 31, 2011

International

Heidelberg, Germany	Stieber	Overrunning Clutches	57,609	Owned	N/A
Saint Barthelemy, France	Warner Electric	Electromagnetic Clutches & Brakes	50,129	Owned	N/A
Bedford, England	Wichita Clutch	Heavy Duty Clutches and Brakes	49,000	Owned	N/A
Allones, France	Warner Electric	Electromagnetic Clutches & Brakes	38,751	Owned	N/A
Toronto, Canada	Kilian	Engineered Bearing Assemblies	29,000	Owned	N/A
Dewsbury, England	Bibby Transmissions	Engineered Couplings	26,100	Owned	N/A
Stratford, Canada(4)	TB Wood’s	Power Transmission Components Vacant	46,000	Owned	N/A
Shenzhen, China	Warner Electric	Electromagnetic Clutches & Brakes	112,271	Leased	(3)
San Luis Potosi, Mexico	TB Wood’s	Precision Components Couplings and Belted Drives	71,800	Leased	June 8, 2014
Brechin, Scotland	Matrix	Clutch Brakes, Couplings	52,500	Leased	February 28, 2011
Garching, Germany	Stieber	Overrunning Clutches	32,292	Leased	(2)
Twickenham, England	Twiflex	Heavy Duty Clutches and Brakes	27,500	Leased	September 30, 2009
Hertford, England	Huco Dynatork	Couplings, Power Transmission Components	13,565	Leased	July 30, 2012
Telford, England	Saftek	Friction Material	4,400	Leased	August 31, 2009

(1)	Corporate Headquarters and selective customer service functions.

(2)	Must give the lessor twelve months notice for termination.

(3)	Month to month lease.

(4)	Building is currently held for sale.
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

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data
          We were formed to facilitate the PTH Acquisition. The following table contains our selected historical financial data for the years ended December 31, 2008, 2007, 2006, 2005 and the period from inception (December 1, 2004) to December 31, 2004 and PTH (the Predecessor), for the period from January 1, 2004 through November 30, 2004. Colfax Corporation did not maintain separate financial statements for PTH as a stand-alone business. At the time of the PTH Acquisition, Colfax Corporation produced historical financial statements for PTH for the eleven month period January 1, 2004 — November 30, 2004. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this Form 10-K.

	Altra					Predeccessor
					(Period From	(Period From
	Year Ended	Year Ended	Year Ended	Year Ended	December 1 Through	January 1 Through
	December, 31 2008	December, 31 2007	December, 31 2006	December, 31 2005	December 31, 2004)	November 30, 2004)
Net sales	$635,336	$584,376	$462,285	$363,465	$28,625	$275,037
Cost of sales	449,244	419,109	336,836	271,952	23,847	209,253

Gross profit	186,092	165,267	125,449	91,513	4,778	65,784

Operating expenses:
Selling, general and administrative expenses	99,185	93,160	83,256	61,520	8,973	45,321

Research and development expenses	6,589	6,077	4,938	4,683	378	3,947
Goodwill impairment	31,810
Restructuring costs	2,310	2,399	—	—	—	947
(Gain) loss from curtailment on post-retirement benefit plan	(925)	2,745	(3,838)	—	—	—

Loss (gain) on sale/disposal of assets	1,584	—	—	(99)	—	(1,300)

	140,553	104,381	84,356	66,104	9,351	48,915

Income (loss) from operations	45,539	60,886	41,093	25,409	(4,573)	16,869

Other non-operating income and expense:
Interest expense, net	28,339	38,554	23,522	17,065	1,410	4,294
Other non-operating (income) expense, net	(6,249)	612	856	(17)	—	148

	22,090	39,166	24,378	17,048	1,410	4,442

Income (loss) from continuing operations before income taxes	23,449	21,720	16,715	8,361	(5,983)	12,427

Provision (benefit) for income taxes	16,731	8,208	6,352	3,917	(221)	5,532

Income (loss) from continuing operations	6,718	13,512	10,363	4,444	(5,762)	6,895
Loss from discontinued operations, net of income taxes of $43 in 2008 and $6,109 in 2007	(224)	(2,001)	—	—	—	—

Net income (loss)	$6,494	$11,511	$10,363	$4,444	$(5,762)	$6,895

Other Financial Data:
Depreciation and amortization	$21,068	$21,939	$14,611	$11,533	$919	$6,074
Purchases of fixed assets	19,289	11,633	9,408	6,199	289	3,489
Cash flow provided by (used in):
Operating activities	45,114	41,858	13,413	13,835	5,623	3,604
Investing activities	(3,687)	(124,672)	(63,163)	(5,197)	(180,401)	953
Financing activities	(31,760)	72,586	81,552	(2,783)	179,649	(6,696)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$52,073	$33,906	$42,527	$10,060	$4,729
Total assets	513,584	568,624	409,368	297,404	299,057
Long-term debt	261,523	291,399	228,555	159,574	158,740
Total stockholder’s equity (deficit)/Invested capital	127,670	133,335	79,519	38,613	42,879
Comparability of the information included in the selected financial data has been impacted by the acquisitions of Hay Hall and Warner Linear in 2006 and TB Wood’s and All Power in 2007.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of the financial condition and results of income of Altra IndustrialMotion, Inc. should be read together with the Selected Historical Financial Data, and the financial statements of Altra Industrial Motion, Inc. and its Predecessor and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors”.
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
     Our net sales have grown at a compound annual growth rate of approximately 20.4% over the last three fiscal years. We believe this growth has been a result of recent acquisitions, greater overall global demand for our products due to a strong economy during this period, increased consumption in certain geographic markets such as China, expansion of our relationships with our customers and distributors and implementation of improved sales and marketing initiatives.
     We improved our gross profit margin and operating profit margin every year from fiscal year 2003 through fiscal year 2008 by implementing strategic price increases, utilizing low-cost country sourcing of components, increasing our productivity and employing a more efficient sales and marketing strategy.
     While the power transmission industry has undergone some consolidation, we estimate that in 2008 the top five broad-based MPT companies represented approximately 20% of the U.S. power transmission market. The remainder of the power transmission industry remains fragmented with many small and family-owned companies that cater to a specific market niche often due to their narrow product offerings. We believe that consolidation in our industry will continue because of the increasing demand for global distribution channels, broader product mixes and better brand recognition to compete in this industry.
Business Outlook
          Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. During November and December 2008 we saw a significant change in economic conditions both in North America and internationally as most of our end markets experienced dramatic downturns. Several of our distributors and OEM customers began to make inventory adjustments during this period. During this period, we saw a significant decline in bookings. Due to the inability to predict the duration and severity of the current global economic downturn, our visibility regarding the outlook for our markets and business during 2009 is limited. Assuming that the downturn continues, we expect continued weakness in our order rates in 2009 for certain of our end markets as a result of the worldwide economic downturn.

          In response to the likely challenging conditions of 2009, we are taking swift and aggressive actions to reduce our expenses and maximize near-term profitability. Our cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. In 2009, we expect to reduce our world-wide headcount by 232 employees. Effective in February 2009, the company’s discretionary 401(k) match was suspended. We also have announced a general hiring freeze and that all non-union employee salaries will be frozen for at least twelve months. We expect to incur between $2.1 and $2.5 million of costs in 2009 related to these activities.
          In an effort to reduce costs and become more efficient, we are closing up to six manufacturing plants during the next 18 months. We estimate the cost of consolidating these facilities will total between $10 and $12 million. In connection with the manufacturing plant consolidation we expect to reduce world-wide headcount by 100 employees.
          In addition, we have accelerated procurement and other cost reduction efforts. We expect that the resulting savings will begin during the first quarter of 2009 and continue to increase throughout the year.
          We will continue our strong focus on working capital management and cash flow generation with the intent of improving our liquidity. As of December 31, 2008, we have a cash balance of $52.1 million.
          This outlook presents management’s present expectations, however, although we believe they are reasonable, our expectations may not be correct and our plans may change. As with any forward-looking statements, there are inherent risks and uncertainties that could cause actual results to differ from present plans or expectations and such differences could be material.
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
     On October 22, 2004, The Kilian Company, or Kilian, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation for $8.8 million in cash and the assumption of $12.2 million of debt. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for approximately $8.8 million of shares of our capital stock and Kilian and its subsidiaries were transferred to our wholly owned subsidiary, Altra Industrial Motion, Inc., or Altra Industrial and (ii) all outstanding debt of Kilian was retired with a portion of the proceeds of the sale of Altra Industrial’s 9% Senior Secured Notes due 2011, or the 9% senior secured notes.
     On February 10, 2006, we purchased all of the outstanding share capital of Hay Hall for $49.2 million. During 2007, the purchase price was reduced by $0.4 million related to the finalization of the working capital adjustment in accordance with the terms of the purchase price agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing, we deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against us unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became our direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.
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

     On May 18, 2006, we acquired substantially all of the assets of Bear Linear for $4.5 million. Bear Linear manufactures high value-added linear actuators which are electromechanical power transmission devices designed to move and position loads linearly for mobile off-highway and industrial applications. Bear Linear’s product design and engineering expertise, coupled with our sourcing alliance with a low cost country manufacturer, were critical components in our strategic expansion into the motion control market.
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
          Inventory. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method for all of our subsidiaries except TB Wood’s. TB Wood’s inventory is stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventory stated using the LIFO method approximates 13% of total inventory. We state inventories acquired by us through acquisitions at their fair values at the date of acquisition as determined by us based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.
          We periodically review our quantities of inventories on hand and compare these amounts to the expected usage of each particular product or product line. We record as a charge to cost of sales any amounts required to reduce the carrying value of inventories to net realizable value.
          Retirement Benefits. Obligations for pension obligations and other post retirement benefits are actuarially determined and are affected by several assumptions, including the discount rate, assumed annual rates of return on plan assets, mortality rates and per capita cost of covered health care benefits. Changes to the discount rate and mortality rate judgments could affect the estimated fair value of the projected benefit obligation. A decrease of 50 basis points in our discount rate assumption would result in an increase of $1.7 million in our projected benefit obligation. An average increase in the average life expectancy assumption of two years would result in an increase of $0.9 million in the pension projected benefit obligation.

          A decrease of 50 basis points in our discount rate assumption would result in an increase of $0.1 million in our accumulated projected benefit obligation related to our other post-retirement benefits. An average increase of two years in the average life expectancy would result in an increase of $0.1 million in the accumulated projected benefit obligation related to our other post-retirement benefits.
          Goodwill, Intangibles and other long-lived assets. In connection with our acquisitions, goodwill and intangible assets were identified and recorded at their fair value, in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141, Business Combinations. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years and 16 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets based on the criteria stated in paragraph 11 in SFAS 142 Goodwill and Other Intangible Assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. All of our brands have been in existence for over 50 years and therefore are not susceptible to obsolescence risk. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.
          We evaluate goodwill for impairment at the reporting unit level. We establish our reporting units based on an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. To the extent assets and liabilities relate to multiple reporting units, they are allocated on a pro-rata basis to the reporting units. This requires significant use of judgment and estimates.
     In accordance with SFAS 142, we conduct an annual impairment review of goodwill and indefinite lived intangible assets in December of each year, unless events occur which trigger the need for an interim impairment review. In connection with our annual impairment review, we assess goodwill and indefinite lived intangible assets for impairment by comparing the fair value of the reporting unit to the carrying value using a two step approach. In the first step we estimate future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value, impairment may be present, we would then be required to perform a second step in our impairment analysis. In the second step, we evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded value of the goodwill asset exceeded its calculated fair value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the assets carrying value, an impairment loss is recognized on those assets.
     As a result of the annual goodwill impairment review in December of 2008, we determined that goodwill was impaired at three of our reporting units and therefore recorded a pre-tax charge of $31.8 million in the consolidated statement of income. Significant declines in macroeconomic market conditions, substantial declines in global equity valuations and the company’s market capitalization were the main causes of the goodwill impairment If market conditions continue to deteriorate in 2009, we may be required to take an additional charge for goodwill and intangible asset impairment in future periods.

     Preparation of forecasts of revenue and profitability growth for use in the long-range plan and the discount rate require significant use of judgment. Changes to the discount rate and the forecasted profitability could affect the estimated fair value of one or more of our reporting units. A 10% decrease in our profitability forecast judgment would require four reporting units to perform a step two analysis. The remaining goodwill and indefinite-lived intangible balances at these four reporting units are $34.5 million as of December 31, 2008. An increase of 100 basis points in our discount rate judgment would require two reporting units to perform a step two anlaysis. The remaining goodwill and indefinite-lived intangible balances at these two reporting units are $29.2 million.
     In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time.
     During the fourth quarter of 2008, a goodwill impairment was identified and recorded. This indicated that there could be an impairment of long-lived assets at those reporting units. We performed an impairment analysis of our long-lived assets at the three reporting units that recorded a goodwill impairment charge. We did not identify an impairment of our long-lived assets. If market conditions continue to deteriorate in 2009, we may be required to take a charge for impairment of long-lived assets in future periods.
     Determining fair values based on discounted cash flows requires our management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. A 10% decrease in our profitability forecast judgment could result in an indication that four of our reporting units could have long-lived asset impairment. The aggregate carrying value of our long-lived assets at these reporting units are $22.2 million. An increase of 100 basis points in our discount rate judgment would result in an indication that two of our reporting units could have long-lived asset impairment. The carrying values of our long-lived assets at these reporting units are $21.1.
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

Results of Operations

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net sales	$635,336	$584,376	$462,285
Cost of sales	449,244	419,109	336,836

Gross profit	186,092	165,267	125,449
Gross profit percentage	29.29%	28.28%	27.14%
Selling, general and administrative expenses	99,185	93,160	83,256
Research and development expenses	6,589	6,077	4,938
Goodwill impairment	31,810	—	—
Loss (gain) on curtailment of post-retirement benefit plan	(925)	2,745	(3,838)
Restructuring costs	2,310	2,399	—
Loss on sale/disposal of assets	1,584	—	—

Income from operations	45,539	60,886	41,093
Interest expense, net	28,339	38,554	23,522
Other non-operating (income) expense, net	(6,249)	612	856

Income from continuing operations before income taxes	23,449	21,720	16,715
Provision for income taxes	16,731	8,208	6,352

Income from continuing operations	6,718	13,512	10,363

Net loss from discontinued operations, net of income taxes of $43 and $6,109	(224)	(2,001)	—

Net income	$6,494	$11,511	$10,363

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

	Year Ended
	December 31, 2008	December 31, 2007	Change	%

Net sales	$635,336	$584,376	$50,960	8.7%
          Net sales. For the year ended December 31, 2008, net sales increased $51.0 million compared to 2007. The increase is primarily due to the 2007 acquisitions of TB Wood’s and All Power, which contributed $31.7 million, prices increases which contributed $13.0 million, strong after market sales, market share gains, the strength of several key markets, including energy and primary metals. During 2008, the price increases resulting from material cost increases (primarily copper and steel) were across all product lines and impacted all markets served. On a constant currency basis, sales increased $50.4 million in 2008 compared to 2007. During the first nine months of 2008, sales increased $57.0 million or $49.4 million on a constant currency basis. During the fourth quarter of 2008, sales decreased $6.1 million compared to the prior year as a result of foreign exchange. On a constant currency basis, sales increased $0.1 million in the fourth quarter of 2008. During November and December of 2008, we saw a significant change in economic conditions both in North America and internationally as most of our end markets experienced dramatic downturns, as a result, our fourth quarter sales, on a constant currency basis were relatively flat compared to the fourth quarter of 2007.
          We expect continued weakness in our order rates in 2009 for certain of our end markets as a result of the worldwide economic downturn.

	Year Ended
	December 31, 2008	December 31, 2007	Change	%

Gross Profit	$186,092	$165,267	$20,825	12.6%
Gross Profit as a percent of sales	29.29%	28.28%

          Gross profit. In 2008 gross profit increased $20.8 million compared to 2007. The increase is primarily related to the 2007 acquisitions of TB Wood’s and All Power, which added incremental gross profit of $8.2 million in 2008. Gross profit of other operations also increased due to price increases which contributed $13.0 million, an increase in low cost country material sourcing and manufacturing which contributed $5.3 million and further manufacturing efficiencies as a result of continued application of the Altra Business System. Gross profit increased $20.6 million on a constant currency basis. During the first nine months of 2008, gross profit increased $21.2 million or $18.8 million on a constant currency basis. During the fourth quarter of 2008 gross profit decreased $0.3 million compared to the prior year period. On a constant currency basis, gross profit increased $1.8 million in the fourth quarter of 2008. The global economic slowdown experienced during 2008 and particularly during the fourth quarter of 2008 affected our markets and customers and caused our sales and therefore gross profit in the fourth quarter to be flat on a constant currency basis when compared to the fourth quarter of 2007.
          Cost of sales benefited from warehousing fees of $0.3 million billed as a part of our transition services agreement which was entered into in connection with the sale of TB Wood’s Electronics Division. These warehousing services will not be provided in the future.
          Due to the worldwide economic downturn, we expect our 2009 sales volume to decrease significantly and as a result, we will have less leverage on our fixed costs. We expect our gross profit and gross profit as a percentage of sales to decrease during 2009. We will take actions to reduce our expenses and maximize near-term profitability. Our cost-reduction initiatives will be centered on three areas: workforce cutbacks, plant consolidations and other cost reductions.

	Year Ended
	December 31, 2008	December 31, 2007	Change	%

Selling, general and administrative expense (“SG&A”)	$99,185	$93,160	$6,025	6.5%
SG&A as a percent of sales	15.6%	15.9%
          Selling, general and administrative expenses. The SG&A increase in 2008 was due primarily to the inclusion of TB Woods and All Power for the full year which added $4.8 million. The remaining increase resulted from additional amortization of intangible assets associated with the TB Wood’s acquisition, and wage and benefits increases, including healthcare costs and increased professional fees.
          SG&A was net of a credit $1.1 million in income for billing related to our transition services agreement with Vacon for sales commissions, information technology, accounts payable and payroll services. These transition services will not be provided in the future.
          We are planning on taking strong cost-reduction actions that are focused on headcount reductions, plant consolidations and the elimination of non-critical expenses which we expect will reduce our SG&A costs over the long term. We expect to reduce our world-wide headcount by 232 employees in 2009.

	Year Ended
	December 31, 2008	December 31, 2007	Change	%

Research and development expenses (“R&D”)	$6,589	$6,077	$512	8.4%
          Research and development expenses R&D increased primarily due to the inclusion of TB Woods for a full year, which amounted to $0.4 million incrementally.

	Year Ended
	December 31, 2008	December 31, 2007	Change	%

Other non-operating (income) expense, net	$(6,249)	$612	$(6,861)	-1121%

          Other non-operating (income) expense. The $6.2 million of other income in 2008 is primarily related to $5.0 million of foreign exchange gains recorded mainly in the fourth quarter of 2008. During the fourth quarter, the U.S. dollar strengthened significantly versus the British Pound Sterling and Canadian Dollar. In addition, the Euro strengthened significantly versus the British Pound Sterling. During 2008 we recorded rental income of $0.6 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division and have a term of two years, with annual extensions thereafter at the lessee’s, or the Company’s option. In addition, we received $0.3 million in securities as part of a bankruptcy settlement.

	Year Ended
	December 31, 2008	December 31, 2007	Change	%

Interest Expense, net	$28,339	$38,554	$(10,215)	-26.5%
          Interest expense. Net interest expense decreased due to the lower average outstanding balance of 11.25% Senior Notes during 2008, which resulted in lower interest of $2.9 million compared to the prior year. In addition, in 2007, we incurred an additional $7.1 million of prepayment premiums associated with the pay down of the Senior Notes as compared to the prepayment premiums on the pay-down of the 9% Senior Secured Notes in 2008. In addition, in 2007 we recorded $2.0 million related to the write-off of deferred financing fees and $0.5 million related to a bridge fee. This was offset by $1.4 million of additional interest expense in 2008 associated with the additional Senior Secured Notes that were issued in the second quarter of 2007. For a more detailed description of the 9% Senior Secured Notes and the 11.25% Senior Notes, please see Note 11 to our Consolidated Financial Statements in this Form 10-K.
          Goodwill impairment. We performed our annual impairment review of goodwill during the fourth quarter of 2008. As a result of the annual goodwill impairment review, we determined that the goodwill associated with three reporting units was impaired, and therefore recorded a charge of $31.8 million. We believe that the current global economic crisis and economic conditions within our industry end-markets were the primary factors that led to the impairment of goodwill. If market conditions continue to deteriorate in 2009, we may be required to take further impairment charges in future periods.
          Restructuring. During 2007, we adopted two restructuring programs. The first is intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas (Altra Plan). The second is related to the acquisition of TB Wood’s and is intended to reduce duplicate staffing and consolidate facilities (TB Wood’s Plan). The total restructuring charge for the years ended December 31, 2008 and 2007 was $2.3 million and $2.4 million, respectively. In 2008, the restructuring expense is comprised of $0.2 million of non-cash asset impairment on fixed assets, $0.7 million of moving and relocation expenses and $1.4 million of severance expenses. In addition, in 2008, as part of the Altra Plan, the manufacturing plant in Erie, Pennsylvania was originally scheduled to close. As part of the plan and the plant closure agreement, employees were offered severance for continued service through their termination date. We were accruing the severance ratably from the communication date through the date of termination. In September 2008, we announced that the plant would not be closing and one manufacturing line would remain in operation at the facility. In connection with the announcement, we reversed $0.5 million of severance through the restructuring line in the income statement, that is no longer due to the employees. In 2007, the restructuring expense was comprised of $0.2 million of non cash fixed asset impairment, $1.3 million of moving and relocation expenses, $0.7 million of severance and $0.2 million of other expenses. We do not expect to incur additional expenses under either of these plans.
          In March 2009, our Board of Directors approved a restructuring plan to reduce our expenses and maximize near-term profitability. Our cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. In connection with workforce cutbacks, in 2009, we expect to reduce our world-wide headcount by 232 employees. We expect to incur between $2.1 and $2.5 million of costs in 2009 related to these activities.
          In addition, our Board of Directors approved the closing of up to six manufacturing plants during the next 18 months. We estimate the cost of consolidating these facilities will total between $10 and $12 million. In connection with the manufacturing plant consolidation we expect to reduce world-wide headcount by up to an additional 100 employees.
     Curtailment. One of our four U.S. collective bargaining agreements expired in September 2007. The negotiations originally resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure triggered a special retirement pension feature and plan curtailment.

     Under the special retirement pension feature, plan participants become eligible for pension benefits at an age earlier than the normal retirement feature would otherwise allow provided that service is broken by permanent shutdown, layoff or disability. The pension benefit is increased by a special supplemental benefit payment on a monthly basis and a special one time payment at the time of retirement. The curtailment and special termination benefits were approximately $2.9 million for the year ended December 31, 2007.
     In August 2008, an announcement was made that we would no longer be closing the plant in Erie, Pennsylvania and that the Company would continue to employ those employees that had not previously been terminated. As a result of this announcement, the remaining employees are no longer eligible for the special retirement pension feature under the pension plan. An adjustment to the minimum pension liability was recorded in accumulated other comprehensive income, and will be amortized over the average expected remaining life expectancy of the participants of the plan.
     In connection with the change at the Erie, Pennsylvania plant, as employees were terminated, we recorded a post-retirement benefit plan curtailment gain of $0.3 million and $0.2 million in 2008 and 2007, respectively.
     During 2008, we entered into a new collective bargaining agreement at one of our plants in Warren, Michigan. The new collective bargaining agreement eliminated post retirement benefits to all employees who were previously eligible. This resulted in a plan curtailment and in the fourth quarter of 2008, we recorded a curtailment gain of $0.6 million.
     Loss on disposal of assets. We recognized losses on sale and abandonment of fixed assets at various locations during 2008 totaling $1.6 million.

	Year Ended
	December 31, 2008	December 31, 2007	Change	%

Provision for income taxes, continuing operations	$16,731	$8,208	$8,523	103.8%
Provision for income taxes as a % of income before taxes	71.4%	37.9%
          Provision for income taxes. The provision for income taxes was $16.7 million, or 71.4% of income before taxes for 2008, versus a provision of $8.2 million, or 37.9% of income before taxes for 2007. The 2008 provision for income taxes was higher than the 2007 provision for income taxes primarily due to the non-tax deductible portion of the goodwill impairment charge. For further discussion, refer to Note 7 in our consolidated financial statements.
          Discontinued Operations. Loss from discontinued operations in the year to date period ended December 31, 2008 was comprised of a purchase price working capital adjustment, an adjustment to deferred taxes and an adjustment to the tax provision. The tax provision is comprised of taxes on the working capital adjustment and a revision of tax estimates made during 2007 based on the actual amounts filed on the Company’s tax return in 2008.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

	Year Ended
	December 31, 2007	December 31, 2006	Change	%

Net sales	$584,376	$462,285	$122,091	26.4%
Net sales. Net sales increased primarily due to inclusion of TB Wood’s and All Power and the full year inclusion of the previously acquired Hay Hall and Warner Linear in the results of the year ended December 31, 2007. TB Wood’s net sales for the period April 5, 2007 to December 31, 2007 were $61.2 million. All Power’s net sales for the period October 5, 2007 to December 31, 2007 were $2.3 million. The remaining net increase was due to price increases, strong distribution sales and the strength of several key markets including energy, primary metals and mining.

	Year to Date Ended
	December 31, 2007	December 31, 2006	Change	%

Gross Profit	$165,267	$125,449	$39,818	31.7%
Gross Profit as a percent of sales	28.28%	27.14%
          Gross profit The increase includes $14.5 million from TB Wood’s for the period April 5, 2007 to December 31, 2007 and $0.5 million from All Power for the period October 5, 2007 to December 31, 2007. Excluding TB Wood’s and All Power, gross profit increased approximately $24.8 million, or 19.8%, and gross profit as a percent of sales increased to 28.8% due to price increases during the second quarter of 2007, an increase in low cost country material sourcing, low cost country manufacturing and further manufacturing efficiencies as a result of continued application of the Altra Business System.

	Year to Date Ended
	December 31, 2007	December 31, 2006	Change	%

Selling, general and administrative expense (“SG&A”)	$93,160	$83,256	$9,904	11.9%
SG&A as a percent of sales	15.9%	18.0%
          Selling, general and administrative expenses The increase in selling, general and administrative expenses is due to the inclusion of TB Wood’s for the period April 5, 2007 to December 31, 2007, which contributed $5.1 million and All Power for the period October 5, 2007 to December 31, 2007, which contributed $0.2 million. Excluding TB Wood’s and All Power, selling, general and administrative expenses, as a percentage of net sales, decreased from 18.2% in 2006 to 16.9% in 2007, primarily due to the $3.0 million termination fee paid to Genstar Capital and $1.0 million transaction fee paid to Genstar Capital in connection with the Hay Hall acquisition during 2006 which were partially offset by 2007 wage increases and increased costs associated with being a public company. We have no further obligations to Genstar.

	Year to Date Ended
	December 31, 2007	December 31, 2006	Change	%

Research and development expenses (“R&D”)	$6,077	$4,938	$1,139	23.1%
          Research and development expenses. The increase was primarily due to the inclusion of TB Wood’s for the period April 5, 2007 to December 31, 2007, which amounted to $0.9 million.

	Year to Date Ended
	December 31, 2007	December 31, 2006	Change	%

Other non-operating (income) expense, net	$612	$856	$(244)	-29%
          Other non-operating (income) expense. We recorded $0.6 million and $0.9 million of non-operating expense in 2007 and 2006, respectively, which was primarily due to foreign currency translation losses due to the strengthening of the British Pound Sterling and Euro in both fiscal years.

	Year to Date Ended
	December 31, 2007	December 31, 2006	Change	%

Interest Expense, net	$38,554	$23,522	$15,032	63.9%
          Interest expense. We recorded interest expense of $38.6 million during 2007 which was an increase of $15.0 million, or 63.9%, compared to $23.5 million during 2006. The increase was due to the $7.1 million in interest associated with the additional $105.0 million of the 9% senior secured notes being outstanding for nine months of 2007, additional deferred financing costs of $0.6 million associated with the issuance of the additional 9% senior secured notes, the interest associated with 11 1/4% Senior Notes outstanding for an additional six weeks during the first quarter of 2007 of $0.8 million, the $7.5 million pre-payment premium, the write-off of $2.0 million of deferred financing costs associated with the pay-down of the 11 1/4% Senior Notes and the $0.7 million of interest expense associated with the TB Wood’s Revolving Credit Agreement. The increase was partially offset by a decrease in interest expense on the 11 1/4% Senior Notes after the February 2007 redemption. For a description of the 11 1/4% Senior Notes and 9% Senior Secured Notes, please see Note 11 in the audited financial statements.
          Restructuring. During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas (Altra Plan). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (TB Wood’s Plan). The total restructuring charge for the year to date period ended December 31, 2007 was $2.4 million, which is comprised of $0.2 million of non-cash asset impairment and losses on sale of assets and $2.2 million of other restructuring expenses.
     Curtailment. One of our four U.S. collective bargaining agreements expired in September 2007. In October 2007, an agreement was reached which extended the existing collective bargaining agreement. The negotiations also originally resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure triggered a special retirement pension feature and plan curtailment. The curtailment and special termination benefits were approximately $2.9 million for the year ended December 31, 2007.
     In connection with the union contract renegotiation, the post retirement benefit plan for employees at that location have been terminated for all eligible employees who had not yet retired, or given notice to retire in 2007. We recognized a non-cash gain associated with the curtailment of these plans in 2007 of $0.2 million.

	Year to Date Ended
	December 31, 2007	December 31, 2006	Change	%

Provision for income taxes, continuing operations	$8,208	$6,352	$1,856	29.2%
Provision for income taxes as a % of income before taxes	37.9%	38.0%
          Provision for income taxes. The 2006 provision as a percent of income before taxes was higher than that of 2007 primarily due to a greater proportion of taxable income in jurisdictions possessing lower statutory tax rates. For further discussion, refer to Note 9 in the audited financial statements.
     Discontinued Operations On December 31, 2007, we completed the divestiture of our TB Wood’s adjustable speed drives business (“Electronics Division”) for $29.0 million. The decision to sell the Electronics Division was made to allow us to continue our strategic focus on our core electro-mechanical power transmission business.
Liquidity and Capital Resources
Overview
     We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our senior revolving credit facility. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, expenditures in connection with restructuring activities and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, or attempt to refinance our 11 1/4% Senior Notes and 9% Senior Secured Notes. Presently, we have capacity under the Revolving Credit Agreement to borrow $22.4 million. Of this total capacity, we can borrow up to approximately $9.9 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 9% Senior Secured Notes, we would incur a pre-payment premium of 4.5% of the principal balance through December 1, 2009, 2.5% through December 1, 2010 and 0% after that date. There can be no assurance however that additional debt financing is available on commercially acceptable terms, if at all.

Borrowings

	Amounts in millions
	December 31, 2008		December 31, 2007
Debt:
Revolving credit agreement	$—		$—
TB Wood’s revolving credit agreement	6.0		7.7
Overdraft agreements	—		—
9% Senior Secured Notes	242.5		270.0
11.25% Senior Notes	4.7		7.8
Variable rate demand revenue bonds	5.3		5.3
Mortgages	2.3		2.6
Capital leases	2.6		3.4

Total Debt	$263.4		$296.8
Cash	$52.1		$33.9
Net Debt	$211.3	62.3%	$262.9	66.4%

Shareholder’s Equity	$127.7	37.7%	$133.3	33.6%
Total Capitalization	$339.0	100%	$396.2	100%
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
     During 2008, we retired $27.5 million aggregate principal amount of the outstanding 9% Senior Secured Notes at redemption prices between 102.0% and 104.4% of the principal amount of the 9% Senior Secured Notes, plus accrued and unpaid interest. In connection with the redemption, we incurred $0.8 million of pre-payment premium. In addition, we wrote-off $0.4 million of deferred financing costs and $0.3 million of discount/premium.
     During 2008, we retired £0.7 million, or $1.3 million, aggregate principal amount of the outstanding Senior Notes at a redemption price of 106.0% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, we incurred $0.1 million of pre-payment premium and wrote-off $0.1 million of deferred financing costs.
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
     All of our subsidiaries are borrowers, or Borrowers, under the senior revolving credit facility. Certain of our existing and subsequently acquired or organized domestic subsidiaries which are not Borrowers do and will guarantee (on a senior secured basis) the senior revolving credit facility. Obligations of the other Borrowers under the senior revolving credit facility and the guarantees are secured by substantially all of the Borrowers’ assets and the assets of each of our existing and subsequently acquired or organized domestic subsidiaries that is a guarantor of our obligations under the senior revolving credit facility (with such subsidiaries being referred to as the “U.S. subsidiary guarantors”), including but not limited to: (a) a first-priority pledge of all the capital stock of subsidiaries held by the Borrowers or any U.S. subsidiary guarantor (which pledge, in the case of any foreign subsidiary, will be limited to 100% of any non-voting stock and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in and mortgages on substantially all tangible and intangible assets of each Borrower and U.S. subsidiary guarantor, including accounts receivable, inventory, equipment, general intangibles, investment property, intellectual property, real property (other than (i) leased real property and (ii) our existing and future real property located in the State of New York), cash and proceeds of the foregoing (in each case subject to materiality thresholds and other exceptions).
          An event of default under the senior revolving credit facility would occur in connection with a change of control if: (i) Altra Industrial ceases to own or control 100% of each of its borrower subsidiaries, or (ii) a change of control occurs under the 9% Senior Secured Notes, 11 1/4% Senior Notes or any other subordinated indebtedness.
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
     As of December 31, 2008, we were in compliance with all covenant requirements associated with all of our borrowings.
     The Senior Secured Notes are guaranteed by our U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of our assets. The indenture governing the 9% Senior Secured Notes contains covenants which restrict our restricted subsidiaries. These restrictions limit or prohibit, among other things, their ability to incur additional indebtedness; repay subordinated indebtedness prior to stated maturities; pay dividends on or redeem or repurchase stock or make other distributions; make investments or acquisitions; sell certain assets or merge with or into other companies; sell stock in our subsidiaries; and create liens. We were in compliance with all covenants of the indenture governing the Senior Secured Notes at December 31, 2008.
Net Cash

	December 31, 2008	December 31, 2007
	(in thousands)

Cash and cash equivalents	$52,073	$33,906
          The primary source of funds for our fiscal year 2008 was cash provided by operating activities of $45.1 million. Net cash provided by operating activities for 2008 resulted mainly from net income of $6.5 million, non-cash depreciation, amortization of intangibles and deferred financing costs, accretion of debt discount, loss on the sale of the TB Wood’s Electronics Division, goodwill impairment charge, loss on disposal of fixed assets, non-cash stock compensation expense and the provision for deferred taxes of $61.1 million. This was offset by a non-cash gain on foreign exchange, OPEB curtailment gain and a net change in working capital of $22.5 million.
          Net cash used in investing activities of $3.7 million for 2008 resulted from $19.3 million of purchases of property, plant and equipment primarily for investment in manufacturing equipment and $1.7 million of contingent consideration payments made related to the acquisition of All Power and Warner Linear. This was offset by the proceeds of $17.3 million received from the sale of the Electronics Division.
          Net cash used in financing activities of $31.8 million for 2008 consisted primarily of $27.5 million of payments on the 9% Senior Secured Notes, $1.3 million of payments on the 11 1/4% Senior Notes, $1.7 million of payment on the TBW Revolving Credit Agreement, $0.9 million of payments on capital leases and $0.3 million of payments on mortgages. This was offset by a net payment received from Altra Holdings, our Parent, of $11.9 million.

Capital Expenditures
          We made capital expenditures of approximately $19.3 million and $11.6 million in the years ended December 31, 2008 and December 31, 2007, respectively. These capital expenditures will support on-going business needs. In 2009, we expect capital expenditures to be in the range of $6.0 million to $8.0 million, which is significantly less than 2008.
          Our senior revolving credit facility imposes a maximum annual limit on our capital expenditures of $21.3 million for fiscal year 2009, $22.5 million for 2010 and each fiscal year thereafter, provided that 75% of unspent amounts from prior periods may be used in future fiscal years.
Pension Plans
     As of December 31, 2008, we had minimum cash funding requirements associated with our pension plan which we estimated to be $1.9 million in 2009, $1.5 million in 2010, $1.5 million in 2011 and $1.5 million in 2012 and $1.5 million in 2013. These amounts represent minimum funding requirements for the previous pension benefits we provided our employees. In addition to the minimum funding requirements, we may choose to make additional supplemental payments to the plan. These amounts are based on actuarial assumptions and actual amounts could be materially different. See Note 10 in the audited financial statements.
          One of our four U.S. collective bargaining agreements expired in September 2007. In October 2007, the negotiations with the union covered by that agreement resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure triggered a special retirement pension feature and plan curtailment.
          Under the special retirement pension feature, plan participants became eligible for pension benefits at an age earlier than the normal retirement feature would allow, provided that service is broken by permanent shutdown, layoff or disability. The pension benefit was increased by a special supplemental benefit payment on a monthly basis and a special one time payment at the time of retirement. The curtailment and special termination benefits were approximately $2.9 million for the year ended December 31, 2007.
          Also, in connection with the union renegotiation, the post retirement benefit plan for employees at that location have been terminated for all eligible employees who had not retired, or given notice to retire in 2007. As employees terminated their employment, we recognized a non-cash gain of $0.3 million and $0.2 million in the year ended 2008 and 2007, respectively.
          In August 2008, an announcement was made that we would no longer close the plant in Erie, Pennsylvania, and would continue to employ those employees that had not previously been terminated and begin to negotiate a new collective bargaining agreement for the remaining employees. As a result of this announcement, the remaining employees are no longer eligible for the special retirement pension feature under the pension plan. An adjustment to the minimum pension liability was recorded in accumulated other comprehensive income, and will be amortized over the average expected remaining life expectancy of the participants of the plan. See Note 18 for a discussion of the new collective bargaining agreement.
          In September 2008, we reached a new collective bargaining agreement with the labor union at the manufacturing facility in Warren, Michigan. The new collective bargaining agreement eliminated post-retirement healthcare benefits for all employees and retirees. This resulted in a settlement gain of $0.6 million in the year ended 2008.
          In May 2006, we renegotiated our contract with the labor union at its South Beloit, IL manufacturing facility. As a result of the renegotiation, participants in the Company’s pension plan cease to accrue additional benefits starting July 3, 2006. Additionally, the other post retirement benefit plan for employees at that location has been terminated for all eligible participants who had not retired, or given notice to retire in 2006, by August 1, 2006. We recognized a non-cash gain associated with the curtailment of these plans in 2006 of $3.8 million.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements that provide liquidity, capital resources, market or credit risk support that expose us to any liability that is not reflected in our consolidated financial statements.
Related Party Transactions
     One of our directors had been an executive of Joy Global, Inc. until his resignation from the executive position on March 3, 2008. We sold approximately $5.4 million to divisions of Joy Global, Inc. for the year ended December 31, 2007. Other than his former position as an executive of Joy Global, Inc., our director has no interest in sales transactions between the Company and Joy Global, Inc.

Contractual Obligations
          The following table is a summary of our contractual cash obligations as of December 31, 2008 (in millions):

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
9% Senior Secured Notes (1)	$—	$—	$242.5	$—	$—	$—	$242.5
11 1/4% Senior Notes(2)	—	—	—	—	4.7	—	4.7
Operating leases	4.3	3.6	2.9	2.4	1.4	3.1	17.7
Capital leases	1.0	0.9	0.7	0.3	—	—	2.9
Mortgage(3)	0.1	0.1	0.1	0.1	0.1	1.8	2.3
TB Wood’s Revolving Credit Facility(4)	—	6.0	—	—	—	—	6.0
Variable Rate Demand Revenue Bonds(5)	2.3	—	—	—	—	3.0	5.3
Senior Revolving Credit Facility(6)	—	—	—	—	—	—	—

Total contractual cash obligations	$7.7	$10.6	$246.2	$2.8	$6.2	$7.9	$281.4

(1)	We have semi-annual cash interest requirements due on the 9% senior secured notes with $21.8 million payable in, 2009 and 2010 and $20.0 million in 2011.

(2)	Assuming an exchange rate of 1.448 U.S. Dollars to 1.0 U.K. Pounds as of December 31, 2008, we have semi-annual cash interest requirements due on the 11 1/4% senior notes with $0.5 million payable in 2009 through 2012 and $0.1 million thereafter. The principal balance of £3.3 million is due in 2013 which, assuming an exchange rate of 1.448 of U.S. Dollars to 1.0 U.K. Pounds, equals approximately $4.7 million.

(3)	In June, 2006, our German subsidiary entered into a mortgage on its building in Heidelberg, Germany, with a local bank. The mortgage has a principal of €1.6 million as of December 31, 2008, an interest rate of 5.75% and is payable in monthly installments over 15 years.

(4)	In April 2007, as part of the acquisition, we refinanced the TB Wood’s revolving credit facility with a commercial bank. As of December 31, 2008, there was $6.0 million of outstanding borrowings and $6.0 million of outstanding letters of credit under this facility.

(5)	In April 2007, as part of the TB Wood’s acquisition, we assumed obligation for payment of interest and principal on the Variable Rate Demand Revenue Bonds. These bonds bear variable interest rates and mature in April 2022 and April 2024.

(6)	We have up to $30.0 million of borrowing capacity, through November 2010, under our senior revolving credit facility (including $10.0 million available for use for letters of credit). As of December 31, 2008, there were no outstanding borrowings and $7.6 million of outstanding letters of credit under our senior revolving credit facility.
          We have cash funding requirements associated with our pension plan. As of December 31, 2008, these requirements were estimated to be $1.9 million for 2009, $1.5 million for 2010, $1.5 million for 2011, $1.5 million for 2012 and $1.5 million thereafter.
          We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $8.0 million as of December 31, 2008 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 9 to the consolidated financial statements.
Stock-based Compensation
          In January 2005, our parent established the 2004 Equity Incentive Plan that provides for various forms of stock based compensation to our officers and senior level employees. Grants under this plan are accounted for in accordance with the provisions of SFAS No. 123(R).
          As of December 31, 2008, there were 797,714 shares of unvested restricted stock outstanding under the plan. The remaining compensation cost to be recognized through 2012 is $3.2 million. Based on our parent’s stock price at December 31, 2008 of $7.91 per share, the intrinsic value of these awards as of December 31, 2008 was $6.3 million.

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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. We do not believe that the adoption of SFAS 141R will have a material impact on our consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk
          We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. At present, we do not utilize derivative instruments to manage this risk.
          Currency translation. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each period concerned. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each period. Any adjustments resulting from the translation are recorded as other comprehensive income. As of December 31, 2008 and 2007, the aggregate total assets (based on book value) of foreign subsidiaries were $73.5 million and $55.6 million, respectively, representing approximately 13.7% and 38.0%, respectively, of our total assets (based on book value). Our foreign currency exchange rate exposure is primarily with respect to the Euro and British Pound Sterling. The approximate exchange rates in effect at December 31, 2008 and 2007 were $1.41 and $1.47, respectively to the Euro. The approximate exchange rates in effect at December 31, 2008 and 2007 were $1.45 and $1.98, respectively to the British Pound Sterling. We have debt denominated in British Pound Sterling with a carrying value of (£3.3 million) or ($4.7 million) as of December 31, 2008. If the British Pound Sterling were to increase 10%, the carrying value of the debt would increase to $5.3 million. If the British Pound Sterling were to decrease 10%, the carrying value of the debt would decrease to $4.3 million.
          Currency transaction exposure. Currency transaction exposure arises where actual sales, purchases and financing transactions are made by a business or company in a currency other than its own functional currency. Any transactional differences at an international location are recorded in net income on a monthly basis.
          Interest rate risk. The majority of our debt is fixed rate debt, however we are subject to market exposure to changes in interest rates on some of our financing activities. This exposure relates to borrowings under our Senior Revolving Credit Facility, TB Wood’s Revolving Credit Facility and our Variable Rate Demand Revenue Bonds. Our senior revolving credit facility and TB Wood’s revolving credit facility are payable at prime rate plus 0.25% in the case of prime rate loans, or LIBOR rate plus 1.75%, in the case of LIBOR rate loans. As of December 31, 2008, we had no borrowings under our senior revolving credit facility and $7.6 million of outstanding letters of credit under our Senior Revolving Credit facility. The Variable Rate Demand Revenue Bonds have a variable interest rate that was 1.4% as of December 31, 2008. Due to the minimal amounts of outstanding debt a hypothetical change in interest rates of 1% would not have a material effect on our near-term financial condition or results of operations.
          Commodity Price Exposure. We have exposure to changes in commodity prices principally related to metals including steel, copper and aluminum. We primarily mange our risk associated with such increases through the use of surcharges or general pricing increases for the related products. We do not engage in the use of financial instruments to hedge our commodities price exposure.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
of Altra Industrial Motion, Inc.
We have audited the accompanying consolidated balance sheets of Altra Industrial Motion, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altra Industrial Motion, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 9 to the consolidated financial statements, in fiscal 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As discussed in Note 10 to the consolidated financial statements, in fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132 (R).”
/s/ Ernst & Young LLP
Boston, Massachusetts
March 20, 2009

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,072	$33,906
Trade receivable, less allowance for doubtful accounts of $1,277 and $1,548 at December 31, 2008 and December 31, 2007, respectively	68,803	73,248
Inventories	98,410	101,835
Deferred income taxes	8,032	8,286
Receivable from sale of Electronics Division (See Note 4)	—	17,100
Assets held for sale (See Note 6)	4,676	4,728
Prepaid expenses and other current assets	5,324	5,578

Total current assets	237,317	244,681

Property, plant and equipment, net	110,220	113,043
Intangible assets, net	79,339	88,943
Goodwill	77,497	114,979
Deferred income taxes	495	231
Other non-current assets	7,521	6,747

Total assets	$512,389	$568,624

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$33,890	$41,668
Accrued payroll	16,775	16,988
Accruals and other current liabilities	18,755	22,001
Taxes payable	—	1,196
Deferred income taxes	6,906	8,060
Current portion of long-term debt	3,391	2,667

Total current liabilities	79,717	92,580

Long-term debt — less current portion and net of unaccreted discount and premium	258,132	291,399
Deferred income taxes	23,336	24,490
Pension liablities	11,854	13,431
Other post retirement benefits	2,270	3,170
Long-term taxes payable	7,976	5,911
Other long-term liabilities	1,434	4,308
Commitments and contingencies (See Note 16)	—	—
Stockholder’s equity:
Common stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	97,829	97,829
Due to Parent	27,062	13,208
Retained earnings	26,869	20,375
Accumulated other comprehensive (loss) income	(24,090)	1,923

Total stockholder’s equity	127,670	133,335

Total liabilities and stockholder’s equity	$512,389	$568,624

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Income and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended
	December 31,
	2008	2007	2006

Net sales	$635,336	$584,376	$462,285
Cost of sales	449,244	419,109	336,836

Gross profit	186,092	165,267	125,449

Operating expenses:
Selling, general and administrative expenses	99,185	93,160	83,256
Research and development expenses	6,589	6,077	4,938
Goodwill impairment	31,810	—	—
(Gain) loss from post-retirement benefit plan	(925)	2,745	(3,838)
Restructuring costs	2,310	2,399	—
Loss on sale/disposal of assets	1,584	—	—

	140,553	104,381	84,356

Income from operations	45,539	60,886	41,093

Other non-operating income and expense:
Interest expense, net	28,339	38,554	23,522
Other non-operating (income) expense, net	(6,249)	612	856

	22,090	39,166	24,378

Income from continuing operations before income taxes	23,449	21,720	16,715
Provision for income taxes	16,731	8,208	6,352

Net income from continuing operations	6,718	13,512	10,363
Net loss from discontinued operations, net of income taxes of $43 and $6,109	(224)	(2,001)	—

Net income	$6,494	$11,511	$10,363

Consolidated Statement of Comprehensive Income (Loss)
Pension liability adjustment	$(2,038)	$482	$696
Foreign currency translation adjustment	(23,975)	4,505	677

Comprehensive (loss) income	$(19,519)	$16,498	$11,736

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Stockholder’s Equity
Amounts in thousands

			Retained		Accumulated Other
	Common	Additional Paid	Earnings	Due to (from)	Comprehensive Income
	Stock	in Capital	(Deficit)	Parent	(Loss)	Total

Balance at December 31, 2005	—	48,814	(1,318)	(1,610)	(7,273)	38,613
Net income	—	—	10,363		—	10,363
Net proceeds received from parent company	—	—	—	26,334		26,334
Cumulative foreign currency translation adjustment, net of $880 tax expense	—	—	—		677	677

Minimum pension liability adjustment and cumulative transition to SFAS No. 158, net of $2,165 tax expense	—	—	—		3,532	3,532

Balance at December 31, 2006	$—	$48,814	$9,045	$24,724	$(3,064)	$79,519

Net income	—	—	11,511		—	11,511
Capital contribution by parent company		49,015				49,015
Adoption of FIN 48	—	—	(181)		—	(181)
Payments made on behalf of parent company, net				(11,516)		(11,516)
Cumulative foreign currency translation adjustment, net of $1,873 tax expense	—	—	—		4,505	4,505
Pension liability adjustment, net of $28 tax expense	—	—	—		482	482

Balance at December 31, 2007	$—	$97,829	$20,375	$13,208	$1,923	$133,335

Net income			6,494			6,494
Net proceeds received from parent company				13,854		13,854
Cumulative foreign currency translation adjustment, net of $1,594 tax expense	—	—	—		(23,975)	(23,975)
Pension liability adjustment, net of $1,120 tax expense	—	—	—		(2,038)	(2,038)

Balance at December 31, 2008	$—	$97,829	$26,869	$27,062	$(24,090)	$127,670

The accompanying notes are an integral part of these consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Consolidated Statements of Cash Flows
Amounts in thousands

	Year ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$6,494	$11,511	$10,363
Adjustments to reconcile net income to net cash flows:
Depreciation	15,379	16,447	10,821
Amortization of intangible assets	5,689	5,492	3,790
Amortization and write-offs of deferred loan costs	2,133	3,448	968
(Gain) loss on foreign currency, net	(5,049)	732	1,079
Accretion and write-off of debt discount and premium, net	898	774	942
Goodwill impairment charge	31,810	—	—
Amortization of inventory fair value adjustment	—	926	2,278
Loss (gain) on sale of Electronics Division	224	(2,927)	—
Loss on disposal of fixed assets	1,584	313	—
(Gain) loss on post-retirement benefit plan	(925)	2,745	(3,838)
Stock based compensation	1,951	2,038	1,945
Provision for deferred taxes	1,401	5,455	1,190
Changes in assets and liabilities:
Trade receivables	(933)	4,318	(330)
Inventories	(2,074)	(2,277)	(3,973)
Accounts payable and accrued liabilities	(13,271)	(10,691)	(10,277)
Other current assets and liabilities	1,269	3,735	(2,297)
Other operating assets and liabilities	(1,469)	(181)	752

Net cash provided by operating activities	45,111	41,858	13,413

Cash flows from investing activities
Purchase of fixed assets	(19,289)	(11,633)	(9,408)
Proceeds from sale of Electronics Division, net of cash of $1,072	17,310	10,828	—
Payments for prior year acquisitions	(1,708)	—	—
Acquisitions, net of $5,222 and $775 of cash acquired in 2007 and 2006, respectively	—	(123,867)	(53,755)

Net cash used in investing activities	(3,687)	(124,672)	(63,163)

Cash flows from financing activities
Proceeds from issuance of Senior Secured Notes	—	106,050	—
Net payments received from (made on behalf of) Parent	11,903	(13,554)	24,389
Payments on Senior Secured Notes	(27,500)	—	—
Capital contribution from Parent	—	49,015
Payment of debt issuance costs	—	(4,235)	(2,731)
Payments on Senior Notes	(1,346)	(58,428)	—
Borrowings under revolving credit agreement	—	8,315	5,057
Payments on revolving credit agreement	(1,723)	(13,520)	(5,057)
Proceeds from issuance of Senior Notes	—	—	57,625
Payment on mortgages	(266)	(126)	—
Proceeds from mortgages	—	—	2,510
Payment on capital leases	(925)	(931)	(241)

Net cash (used in) provided by financing activities	(19,857)	72,586	81,552

Effect of exchange rate changes on cash and cash equivalents	(3,401)	1,607	665

Net change in cash and cash equivalents	18,166	(8,621)	32,467
Cash and cash equivalents at beginning of year	33,906	42,527	10,060

Cash and cash equivalents at end of period	$52,072	$33,906	$42,527

Cash paid during the period for:
Interest	$27,253	$36,961	$23,660
Income taxes	$17,277	$13,277	$2,341
Non-cash Financing:
Acquisition of capital equipment under capital lease	$352	$2,364	$613
Accrued offering costs	$—	$—	$1,304
The accompanying notes are an integral part of these consolidated financial statements.

1. Description of Business and Summary of Significant Accounting Policies
Basis of Preparation and Description of Business
          Headquartered in Braintree, Massachusetts, Altra Industrial Motion, Inc. (“the Company”), is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company is a wholly owned subsidiary of Altra Holdings, Inc. (“Parent”). The Company brings together strong brands covering over 40 product lines with production facilities in eight countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, All Power Transmissions, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork and Warner Linear.
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Financial Instruments
          The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 9% Senior Secured Notes was $242.5 million and $267.2 million at December 31, 2008 and 2007, respectively. The carrying amount of the 11.25% Senior Notes was $4.7 million and $7.8 million as of December 31, 2008 and 2007, respectively. The estimated fair value of the 9% Senior Secured Notes at December 31, 2008 and December 31, 2007 was $232.8 million and $274.1 million, respectively based on quoted market prices for such Notes. The estimated fair value of the 11.25% Senior Notes was approximately £3.3 million ($4.7 million) and £4.3 million ($8.5 million) as of December 31, 2008 and December 31, 2007, respectively.
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
          Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholder’s equity. Net foreign currency transaction gains and losses are included in the results of operations in the period incurred and included in other non-operating expense (income), net in the accompanying statement of income and comprehensive income (loss).
Cash and Cash Equivalents
          Cash and cash equivalents include all financial instruments purchased with an initial maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.
Trade Receivables
     An allowance for doubtful accounts is recorded for estimated collection losses that will be incurred in the collection of receivables. Estimated losses are based on historical collection experience, as well as a review by management of the status of all receivables. Collection losses have been within the Company’s expectations.

Inventories
          Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method for all entities excluding one of the Company’s subsidiaries, TB Woods. TB Wood’s inventory is stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. Inventory stated using the LIFO method approximates 13% of total inventory. The cost of inventories acquired by the Company in its acquisitions reflect their fair values at the date of acquisition as determined by the Company based on the replacement cost of raw materials, the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts, and for work-in-process the sales price of the finished goods less an appropriate amount representing the expected profitability from selling efforts and costs to complete.
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
Intangible Assets
          Intangibles represent product technology and patents, tradenames and trademarks and customer relationships. Product technology, patents and customer relationships are amortized on a straight-line basis over 8 to 16 years, which approximates the period of economic benefit. The tradenames and trademarks are considered indefinite-lived assets and are not being amortized. Intangibles are stated at fair value on the date of acquisition. At December 31, 2008, and 2007, intangibles are stated net of accumulated amortization incurred since the date of acquisition and any impairment charges.
Goodwill
          Goodwill represents the excess of the purchase price paid by the Company for the Predecessor, Kilian, Hay Hall, Warner Linear, TB Woods, Inc. and All Power Transmission Manufacturing, Inc. (“All Power”) over the fair value of the net assets acquired in each of the acquisitions. Goodwill can be attributed to the value placed on the Company being an industry leader with a market leading position in the Power Transmission industry. The Company’s leadership position in the market was achieved by developing and manufacturing innovative products and management anticipates that its leadership position and profitability will continue to expand, enhanced by cost improvement programs associated with ongoing consolidation and centralization of its operations.
          The Company evaluates goodwill for impairment at the reporting unit level. The Company establishes its reporting units based on an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. To the extent assets and liabilities relate to multiple reporting units, they are allocated on a pro-rata basis to the reporting units. This requires significant use of judgment and estimates.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
          In accordance with SFAS 142, the Company conducts an annual impairment review of goodwill and indefinite lived intangible assets in December of each year, unless events occur which trigger the need for an interim impairment review. In connection with the Company’s annual impairment review, goodwill and indefinite lived intangible assets are assessed for impairment by comparing the fair value of the reporting unit to the carrying value using a two step approach. In the first step, the Company estimates future cash flows based upon historical results and current market projections, discounted at a market comparable rate. If the carrying amount of the reporting unit exceeds the estimated fair value, impairment may be present, the Company would then be required to perform a second step in their impairment analysis. In the second step, the Company would evaluate impairment losses based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of the goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded value of the goodwill asset exceeded its calculated fair value. In addition, to the extent the implied fair value of any indefinite-lived intangible asset is less than the assets carrying value, an impairment loss is recognized on those assets.
          As a result of the annual goodwill impairment review in the fourth quarter of 2008, the Company determined that goodwill was impaired at three of our reporting units and therefore recorded a pre-tax charge of $31.8 million in the consolidated statement of income. Significant declines in macroeconomic market conditions, substantial declines in global equity valuations and the Company’s market capitalization were the main causes of the goodwill impairment.
          Preparation of forecasts of revenue and profitability growth for use in the long-range plan and the discount rate require significant use of judgment. Changes to the discount rate and the forecasted profitability could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
Impairment of Long-Lived Assets Other Than Goodwill and Indefinite-Lived Intangible Assets
          In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value, and is charged to results of operations at that time.
          During the fourth quarter of 2008, a goodwill impairment was identified and recorded. This indicated that there could be an impairment of long-lived assets at those reporting units. We performed an impairment analysis of our long-lived assets at the three reporting units that recorded a goodwill impairment charge. The undiscounted cash flows relating to the definite-lived assets exceeded the carrying value of those assets and therefore no impairment charge was recorded. If market conditions continue to deteriorate in 2009, we may be required to take a charge for impairment of long-lived assets in future periods.
          Determining fair values based on discounted cash flows requires our management to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates.
Debt Issuance Costs
          Costs directly related to the issuance of debt are capitalized, included in other long-term assets and amortized using the effective interest method over the term of the related debt obligation. The net carrying value of debt issuance costs was approximately $4.0 million and $6.1 million at December 31, 2008 and 2007, respectively.
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

Self-Insurance
          Certain operations are self-insured up to pre-determined amounts, above which third-party insurance applies, for medical claims, workers’ compensation, vehicle insurance, product liability costs and general liability exposure. The accompanying balance sheets include reserves for the estimated costs associated with these self-insured risks, based on historic experience factors and management’s estimates for known and anticipated claims. A portion of medical insurance costs are offset by charging employees a premium equivalent to group insurance rates.
Research and Development
          Research and development costs are expensed as incurred.
Advertising
          Advertising costs are charged to selling, general, and administrative expenses as incurred and amounted to approximately $2.3 million, $2.4 million and $2.2 million, for the years ended December 31, 2008, 2007, and 2006, respectively.
Stock-Based Compensation
          The Company’s parent established the 2004 Equity Incentive Plan to provide various forms of stock based compensation to officers, directors and senior-level employees of the Company. The Company’s parent accounts for grants under this plan in accordance with the provisions of SFAS No. 123(R). Expense associated with equity awards is recognized on a straight-line basis over the requisite service period which typically coincides with the vesting period of the grant. This expense is recorded on the Company’s consolidated financial statements with an offsetting credit to due to (from) parent account.
Income Taxes
          The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance and on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized. In periods subsequent to an acquisition, if the Company were able to realize net deferred tax assets in excess of their net recorded amount established in the purchase price allocation, an adjustment to the valuation allowance would be recorded as a reduction to goodwill in the period such determination was made.
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

Accumulated Other Comprehensive Income (Loss)
The Company’s total accumulated other comprehensive income (loss) is comprised of the following:

	Minimum Pension	Cumulative foreign
	Liability/SFAS	currency	Accumulated other
	No. 158	translation	comprehensive
	Asset/(liability)	adjustment	income (loss)

Balance at December 31, 2005	(1,422)	(5,851)	(7,273)
Pension liability adjustment	696	—	696
Foreign currency translation adjustment	—	677	677
Cumulative adjustment for transition to SFAS No. 158	2,836	—	2,836

Balance at December 31, 2006	$2,110	$(5,174)	$(3,064)

Pension liability adjustment	482	—	482
Foreign currency translation adjustment	—	4,505	4,505

Balance at December 31, 2007	$2,592	$(669)	$1,923

Pension liability adjustment	(2,038)	—	(2,038)
Foreign currency translation adjustment	—	(23,975)	(23,975)

Balance at December 31, 2008	$554	$(24,644)	$(24,090)

Reclassifications
     Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company does not believe that the adoption of SFAS 141R will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company does not believe the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Total purchase price, including closing costs of approximately $2.7 million	$124,092
Cash and cash equivalents	5,522
Trade receivables	16,186
Inventories	29,215
Prepaid expenses and other	1,927
Property, plant and equipment	38,574
Intangible assets	41,901

Total assets acquired	$133,325
Accounts payable, accrued payroll and accruals and other current liabilities	22,768
Debt	18,669
Other liabilities	24,424

Total liabilities assumed	$65,861
Net assets acquired	$67,464
Excess purchase price over fair value of net assets acquired	$56,628

The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.
The estimated amounts recorded as intangible assets consist of the following:

Customer relationships, subject to amortization	$30,117
Trade names and trademarks, not subject to amortization	11,784

Total intangible assets	$41,901

     Customer relationships are subject to amortization over their estimated useful lives of 16 years representing the anticipated period over which the Company estimates it will benefit from the acquired assets. The acquisition of TB Woods resulted in $9.2 million of tax deductible goodwill.
          On October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”). Approximately $5.0 million was paid at closing and the remaining $2.6 million of consideration was issued in the form of a note payable, due in installments over a 2 year period. The total cash payments including deal costs and the net present value of the $2.6 million note payable reflects the total purchase consideration of $7.2 million.

          The All Power acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the All Power acquisition was October 19, 2007, and as such, the Company’s consolidated financial statements reflect All Power’s results of operations from that date forward.
          The fair value of All Power’s acquired net assets was $4.3 million consisting primarily of accounts receivable, inventory, fixed assets, accounts payable and accrued liabilities. The Company identified $2.4 million of intangible assets related to customer relationships. These customer relationship intangibles will be amortized over a period of 10 years representing the anticipated period over which the Company estimates it will benefit from the acquired assets. The Company recorded the $0.6 million excess purchase price over the fair value of the net assets acquired as goodwill. The Company has completed its final purchase price allocation. The All Power acquisition resulted in goodwill that the Company believes is deductible for tax purposes.
          On February 10, 2006, the Company purchased all of the outstanding share capital of Hay Hall for $49.2 million. During 2007, the purchase price was reduced by $0.4 million related to the finalization of the working capital adjustment in accordance with the terms of the purchase price agreement. Included in the purchase price was $6.0 million paid in the form of deferred consideration. At the closing, the Company deposited such deferred consideration into an escrow account for the benefit of the former Hay Hall shareholders. The deferred consideration is represented by a loan note. While the former Hay Hall shareholders will hold the note, their rights will be limited to receiving the amount of the deferred consideration placed in the escrow account. They will have no recourse against the Company unless we take action to prevent or interfere in the release of such funds from the escrow account. At closing, Hay Hall and its subsidiaries became the Company’s direct or indirect wholly owned subsidiaries. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.
          The Hay Hall acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Hay Hall acquisition was February 10, 2006, and as such, the Company’s consolidated financial statements reflect Hay Hall’s results of operations from that date forward.
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
     The Bear acquisition has been accounted for in accordance with SFAS No. 141. The closing date of the Bear acquisition was May 18, 2006, and as such, the Company’s consolidated financial statements reflect Bear’s results of operations from that date forward.
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
     The following table sets forth the unaudited pro forma results of operations of the Company for the year to date periods ended December 31, 2007 and 2006 as if the Company had acquired TB Wood’s, Hay Hall, Bear Linear and All Power at the beginning of the respective periods. The pro forma information contains the actual operating results of the Company and TB Wood’s, Hay Hall, Bear Linear and All Power with the results prior to April 5, 2007, for TB Wood’s, February 11, 2006 for Hay Hall, May 19, 2006 for Bear Linear and October 19, 2007 for All Power, adjusted to include the pro forma impact of (i) additional depreciation expense as a result of estimated depreciation on fair value of fixed assets; (ii) additional expense as a result of estimated amortization of identifiable intangible assets; (iii) additional interest expense associated with debt issued on April 5, 2007 in connection with the TB Wood’s Acquisition, (iv) elimination of intercompany sales between Hay Hall and the Company and (v) and an adjustment to the tax provision for the tax effect of the above adjustments. The unaudited pro-forma financial information for the year to date period ended December 31, 2007 and 2006 includes a non-recurring charge to step-up the value of acquired inventory sold of $0.9 million and $2.3 million, respectively. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred at the beginning of the respective periods or that may be obtained in the future.

	Pro Forma (unaudited)
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Total revenues	$623,249	$591,131
Net income from continuing operations	11,697	6,845
Net income from discontinued operations	(2,001)	—
Net income	$9,696	$6,845
Basic earnings per share:
Net income from continuing operations	$0.50	$5.37
Net loss from discontinued operations	(0.09)	$—

Net income	$0.41	$5.37
Diluted earnings per share:
Net income from continuing operations	$0.47	$0.33
Net loss from discontinued operations	(0.08)	—

Net income	$0.39	$0.33

4. Discontinued Operations
     On December 31, 2007, the Company completed the divestiture of its TB Wood’s adjustable speed drives business (“Electronics Division”) to Finland-based Vacon for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
     As of December 31, 2007, $11.9 million of cash had been received from Vacon for the purchase of the Electronics Division. The remaining $17.1 million is recorded as a receivable for the sale of Electronics Division on the December 31, 2007 consolidated balance sheet. The Company collected the $17.1 million in January 2008. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company determined that the Electronics Division became a discontinued operation in the fourth quarter of 2007. Accordingly, the operating results of the Electronics Division have been segregated from the continuing operations in the consolidated statements of income and comprehensive income for the periods subsequent to the acquisition of TB Wood’s (April 5, 2007) through December 31, 2007.
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

          The acquisition of TB Wood’s stock was accounted for in accordance with the provisions of SFAS 141, Business Combinations, and accordingly all assets acquired and liabilities assumed were recorded at fair value on the date of acquisition. Because the transaction was an acquisition of stock, the historical tax basis in the stock acquired was carried over and became the tax basis for the Company resulting in significant book-tax differences. In accordance with paragraph 30 of SFAS 109, Accounting for Income Taxes, deferred tax liabilities were not recorded in connection with the non-deductible goodwill resulting from the acquisition. In addition, there were significant differences between the outside and inside basis in the foreign subsidiaries’ stock that was sold as part of the disposal. As a result of these book-tax differences, we realized a significant gain on the sale of Electronics Division for tax purposes but a much smaller gain for book purposes. As a result, the tax expense on the gain on the discontinued operations significantly larger than one might expect when compared to the income from discontinued operations before taxes.
          The Company entered into a transition services agreement to provide services such as sales support, warehousing, accounting and IT services to Vacon. The Company has recorded the income received as an offset to the related expense of providing the service. During 2008, the Company recorded $0.3 million against cost of sales, $1.1 million against SG&A and $0.6 million in other income related to lease payments for the rental of buildings. The Company expects to receive $0.6 million in lease revenue in 2009. The Company does not expect to receive additional funds related to the transition service agreement in 2009 and does not believe amounts received to date are significant.
          Loss from discontinued operations in the year ended December 31, 2008 was comprised of a purchase price working capital adjustment, net of tax and a revision of tax estimates made in 2007 based on the actual amounts filed on the Company’s tax return in 2008.

5. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. All of the Company’s remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. The cost of inventory includes direct materials, direct labor and production overhead. Market is defined as net realizable value. Inventories at December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007
Raw Materials	31,925	$33,601
Work in process	21,310	20,376
Finished goods	45,175	47,858

Inventories, net	$98,410	$101,835

          Approximately 13% of total inventories at December 31, 2008 were valued using the LIFO method. All LIFO inventory acquired as part of the TB Wood’s acquisition was valued at the estimated fair market value less cost to sell. The adjustment resulted in a $1.7 million increase in the carrying value of the inventory. From April 5, 2007 to December 31, 2007, a $0.3 million LIFO provision was recorded as a component of costs of sales in the accompanying consolidated statement of income and comprehensive income (loss). In the year ended December 31, 2008, a LIFO provision of $1.1 million was recorded. As of December 31, 2008 and 2007, the net LIFO reserve included as part of inventory on the consolidated balance sheet was an asset of $0.3 million and $1.4 million, respectively.
6. Property, Plant and Equipment
          Property, plant and equipment at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Land	$12,923	$13,993
Buildings and improvements	31,597	30,360
Machinery and equipment	110,178	102,678

	154,698	147,031
Less-Accumulated depreciation	(44,478)	(33,988)
	$110,220	$113,043

          During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The facility, which was acquired as part of the TB Wood’s acquisition is to be combined with the Company’s existing facilities in 2008. In the first quarter of 2008, management entered into a plan to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were the operating facilities for the Electronics Division that are currently leased to Vacon. All of the buildings are actively being marketed by the Company and the Company expects to complete the sale of the properties within twelve months. The net book value for all of the buildings is less than the estimated fair market value less cost to sell and therefore no impairment loss has been recorded. In accordance with SFAS 144, the buildings are classified as an asset held for sale in the consolidated balance sheet.

7. Goodwill and Intangible Assets
          Changes in goodwill during the year ended December 31, 2008 were as follows:

Balance December 31, 2007	$114,979
Goodwill impairment	(31,810)
Adjustments to acquisition related tax contingencies	(1,461)
Impact of changes in foreign currency	(4,211)

Balance December 31, 2008	$77,497

          As a result of the annual goodwill impairment review in the fourth quarter of 2008, the Company determined that goodwill was impaired at three of its reporting units and therefore recorded a pre-tax charge of $31.8 million in the consolidated statement of income.
Other intangibles and related accumulated amortization consisted of the following:

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
Other Intangible Assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730		$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	15,065	62,038	10,139
Product technology and patents	5,435	3,111	5,232	2,348
Impact of changes in foreign currency	(688)		3,430	—

Total intangible assets	$97,515	$18,176	$101,430	$12,487

          The Company recorded $5.7 million, $5.5 million and $3.8 million of amortization for the years ended December 31, 2008, 2007 and 2006, respectively.
          Customer relationships, product technology and patents are amortized over their useful lives ranging from 8 to 16 years. The weighted average estimated useful life of intangible assets subject to amortization is approximately 11 years.
          The estimated amortization expense for intangible assets is approximately $5.7 million in each of the next five years and then $20.7 million thereafter.
8. Warranty Costs
          Estimated expenses related to product warranties are accrued at the time products are sold to customers. Estimates are established using historical information as to the nature, frequency and average costs of warranty claims. Changes in the carrying amount of accrued product warranty costs for the year ended December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007

Balance at beginning of period	$4,098	$2,083
Accrued warranty costs	2,919	2,310
Balance assumed with TB Wood’s acquisition	—	843
Balance sold with the Electronics Division	—	(873)
Payments and adjustments	(2,763)	(265)

Balance at end of period	$4,254	$4,098

9. Income Taxes
Pre-tax income (loss) from continuing operations by domestic and foreign locations consists of the following:

	December 31, 2008	December 31, 2007	December 31, 2006

Domestic	$2,324	$10,190	$15,969
Foreign	21,125	11,479	(1,231)

Balance at end of period	$23,449	$21,669	$14,738

The components of the provision for income taxes consists of the following:

	December 31, 2008	December 31, 2007	December 31, 2006

Current:
Federal	$8,511	$781	$2,616
Foreign and State	6,819	1,972	1,991

	$15,330	$2,753	$4,607

Deferred:
Federal	128	4,988	998
Foreign and state	1,273	467	192

	1,401	5,455	1,190

Provision for income taxes	$16,731	$8,208	$5,797

A reconciliation from the federal statutory rate to the Company’s effective tax rate for income taxes from continuing operations is as follows:

	December 31, 2008	December 31, 2007	December 31, 2006

Tax at U.S. federal income tax rate	$8,209	$7,584	$5,158
State taxes, net of federal income tax effect	486	306	674
Change in tax rate	9	(750)	53
Foreign Taxes	1,091	1,761	944
Interest	(1,831)	(1,365)	(1,361)
Goodwill Impairment	8,061	—	—
Other	706	672	329

Provision for income taxes	$16,731	$8,208	$5,797

          The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”) at the beginning of fiscal 2007, which resulted in a decrease of approximately $0.2 million to the December 31, 2006 retained earning balance. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

          A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties is as follows:

	December 31, 2008	December 31, 2007
Balance at beginning of period	$5,583	$922
Increases related to prior year tax positions	2,134	1,916
Increases related to acquisitions	—	3,581
Decreases related to prior year tax positions	(46)	(1,970)
Increases related to current year tax positions	72	1,785
Settlements	(398)	—
Lapse of statute of limitations	(1,132)	(651)

Balance at end of period	$6,213	$5,583

          At December 31, 2008, the Company had $8.0 million of net unrecognized tax benefits that if recognized would reduce the Company’s effective tax rate. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.
          The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company had $2.7 million and $1.7 million of accrued interest and penalties, as of December 31, 2008 and December 31, 2007, respectively.
          The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. and federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all of these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2005 in these major jurisdictions. Additionally, the Company has indemnification agreements with the sellers of the Colfax PTH, Kilian and Hay Hall entities, which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets:
Post-retirement obligations	$4,538	$5,031
Goodwill	5,112	2,051
Expenses not currently deductible	3,464	6,801
Net operating loss carryover	767	1,761
Other	—	177

Total deferred tax assets	13,881	15,821
Valuation allowance for deferred tax assets	(767)	(1,336)

Net deferred tax assets	13,114	14,485
Deferred tax liabilities:
Property, plant and equipment	15,279	16,081
Intangible assets	18,035	20,331
Other	1,515	2,106

Total deferred tax liabilities	34,829	38,518

Net deferred tax liabilities	(21,715)	(24,033)

          At December 31, 2008 and 2007, the Company had net operating loss carry forwards primarily related to operations in the United Kingdom of $2.7 million and $6.3 million respectively, which can be carried forward indefinitely.
          Valuation allowances are established for a deferred tax asset that management believes may not be realized. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits only as reassessments indicate that it is more likely than not the benefits will be realized. A valuation allowance of $0.8 million and $1.3 million as of December 31, 2008 and December 31, 2007, respectively, has been established due to the uncertainty of realizing the benefits of these net operating losses. The valuation allowance was reduced by approximately $0.6 million in 2008 based upon the utilization of certain net operating loss carry forwards on the UK tax returns filed in 2008.
          The Company’s current intention is to reinvest the total amount of its unremitted foreign earnings as of December 31, 2008 in the local tax jurisdiction to the extent that they are generated and available, or to repatriate the earnings only when tax effective. As such, the Company has not provided U.S. tax expense on approximately $27.9 million of unremitted earnings from certain of its foreign subsidiaries as they are considered to be permanently reinvested in these entities . If these undistributed earnings were distributed, it would result in incremental US tax expense of approximately $5.6 million to the Company.
10. Pension and Other Employee Benefits
Defined Benefit (Pension) and Postretirement Benefit Plans
          The Company sponsors various defined benefit (pension) and postretirement (medical and life insurance coverage) plans for certain, primarily unionized, active employees (those in the employment of the Company at or hired since November 30, 2004).
          Included in accumulated other comprehensive loss at December 31, 2008 is $3.2 million ($2.0 million, net of tax) of unrecognized actuarial losses that have not yet been recognized in net periodic pension cost.

          The following tables represent the reconciliation of the benefit obligation, fair value of plan assets and funded status of the respective defined benefit (pension) and postretirement benefit plans as of December 31, 2008 and 2007:

	Pension Benefits		Other Benefits
		Year Ended		Year Ended
	Year Ended	December 31,	Year Ended	December 31,
	December 31, 2008	2007	December 31, 2008	2007
Change in benefit obligation:
Obligation at beginning of period	$28,011	$26,121	$3,482	$3,549
Service cost	239	325	58	72
Interest cost	1,561	1,452	213	175
Amendments	—	—	—	(25)
Curtailments, settlements and special termination benefits	—	2,899	(1,029)	(154)
Actuarial (gains) losses	(2,240)	(1,756)	224	168
Foreign exchange effect	(133)	374	(365)	—
Benefits paid	$(762)	$(1,404)	$—	$(303)

Obligation at end of period	$26,676	$28,011	$2,583	$3,482

Change in plan assets:
Fair value of plan assets, beginning of period	$14,580	$10,952	$—	$—
Actual return on plan assets	(2,943)	1,196	—	—
Employer contributions	3,947	3,836	364	302
Benefits paid	(762)	(1,404)	(364)	(302)

Fair value of plan assets, end of period	$14,822	$14,580	$—	$—

Funded status	$(11,854)	$(13,431)	$(2,583)	$(3,482)

Amounts Recognized in the balance sheet cosist of:
Non current assets	$—	$—	$—	$—
Current liabilities	—	—	(313)	(312)
Non-current liabilities	(11,854)	(13,431)	(2,270)	(3,170)

Total	$(11,854)	$(13,431)	$(2,583)	$(3,482)
          For all pension plans presented above, the accumulated and projected benefit obligations exceed the fair value of plan assets. The accumulated benefit obligation at December 31, 2008 and 2007 was $26.7 million and $28.0 million, respectively. Non-US pension liabilities recognized in the amounts presented above are $2.9 million and $3.2 million at December 31, 2008 and 2007, respectively.
          The weighted average discount rate used in the computation of the respective benefit obligations at December 31, 2008 and 2007 presented above are as follows:

	2008	2007
Pension benefits	6.25%	6.25%
Other postretirement benefits	6.25%	5.75%

          The following table represents the components of the net periodic benefit cost associated with the respective plans:

	Pension Benefits			Other Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2008	2007	2006

Service cost	$239	$325	$513	$58	$72	$140
Interest cost	1,561	1,452	1,491	213	175	315

Recognized net actuarial loss	—	—	—	(25)	—	(113)
Expected return on plan assets	(1,374)	(1,066)	(829)	—	—	—
Settlement/Curtailment/ Special Termination Benefit	—	2,899	119	(924)	(154)	(3,838)
Amortization	(35)	(4)	6	(975)	(1,022)	(640)

Net periodic benefit (income) cost	$391	$3,606	$1,300	$(1,653)	$(929)	$(4,136)

The key economic assumptions used in the computation of the respective net periodic benefit cost for the periods presented above are as follows:

	Pension Benefits			Postretirement Benefits
	Year ended	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	5.75%	5.5%	6.25%	5.75%	5.5%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Compensation rate increase	N/A	N/A	N/A	N/A	N/A	N/A
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

          For measurement of the postretirement benefit obligations and net periodic benefit costs, an annual rate of increase in the per capita cost of covered health care benefits of approximately 9.0% was assumed. This rate was assumed to decrease gradually to 5%. The assumed health care trends are a significant component of the postretirement benefit costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on service and interest cost components for the period January 1, 2007 through December 31, 2008	$26	$(32)
Effect on the December 31, 2008 post-retirement benefit obligation	$280	$(176)
          The asset allocations for the Company’s funded retirement plan at December 31, 2008 and 2007, respectively, and the target allocation for 2008, by asset category, are as follows:

	Allocation Percentage of
	Plan Assets at Year-End
	2008	2008	2007
Asset Category	Actual	Target	Actual

Equity securities	8%	15%	66%
Fixed income securities	76%	85%	34%
Cash and cash equivalents	16%	—	—
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

		Pension	Postretirement
		Benefits	Benefits

Expected benefit payments (from plan assets)	2009	$803	$381
	2010	945	374
	2011	1,080	376
	2012	1,258	313
	2013	1,399	220
	Thereafter	9,116	989
          The Company contributed $3.8 million to its pension plan in 2008. The Company has minimum cash funding requirements associated with its pension plan which are estimated to be $1.9 million in 2009, $1.5 million in 2010, $1.5 million in 2011 and $1.5 million annually until 2013.
          One of the Company’s four U.S. collective bargaining agreements expired in September 2007. In October 2007, the negotiations with the union covered by that agreement resulted in a provision to close the Erie, Pennsylvania plant by December 2008 through the transfer of manufacturing equipment to other existing facilities and a ratable reduction in headcount. The plant closure triggered a special retirement pension feature and plan curtailment.
          Under the special retirement pension feature, plan participants became eligible for pension benefits at an age earlier than the normal retirement feature would allow, provided that service is broken by permanent shutdown, layoff or disability. The pension benefit was increased by a special supplemental benefit payment on a monthly basis and a special one time payment at the time of retirement. The curtailment and special termination benefits were approximately $2.9 million for the year ended December 31, 2007.
          Also, in connection with the union renegotiation, the post retirement benefit plan for employees at that location have been terminated for all eligible employees who had not retired, or given notice to retire in 2007. As employees terminated their employment, the Company recognized a non-cash gain of $0.3 million and $0.2 million in the year ended 2008 and 2007, respectively.
          In August 2008, an announcement was made that the Company would no longer close the plant in Erie, Pennsylvania, and would continue to employ those employees that had not previously been terminated and begin to negotiate a new collective bargaining agreement for the remaining employees. As a result of this announcement, the remaining employees are no longer eligible for the special retirement pension feature under the pension plan. An adjustment to the minimum pension liability was recorded in accumulated other comprehensive income, and will be amortized over the average expected remaining life expectancy of the participants of the plan. See Note 18 for a discussion of the new collective bargaining agreement.
          In September 2008, the Company reached a new collective bargaining agreement with the labor union at the manufacturing facility in Warren, Michigan. The new collective bargaining agreement eliminated post-retirement healthcare benefits for all employees and retirees. This resulted in a settlement gain of $0.6 million in the year ended 2008.
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

          Under the terms of the Company’s plan, eligible employees may contribute from one to fifty percent of their compensation to the plan on a pre-tax basis. During 2008, the Company made matching contributions equal to half of the first six percent of salary contributed by each employee and makes a unilateral contribution of three percent of all employees’ salary (including non-contributing employees). Effective February 2009, the Company’s matching contribution has been suspended. The Company’s expense associated with the defined contribution plan was $1.8 million and $3.4 million during the years ended December 31, 2008 and 2007, respectively.
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
11. Long-Term Debt

	December 31,	December 31,
	2008	2007

Debt:
Revolving credit agreement	$—	$—
TB Wood’s revolving credit agreement	6,000	7,700
Overdraft agreements	—	—
9% Senior Secured Notes	242,500	270,000
11.25% Senior Notes	4,706	7,790
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,257	2,639
Capital leases	2,672	3,449
Less: debt discount and premium, net of accretion	(1,912)	(2,812)

Total long-term debt	$261,523	$294,066
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
     Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. The Company was in compliance with all requirements of the Revolving Credit Agreement at December 31, 2008.

     There were no borrowings under the Revolving Credit Agreement at December 31, 2008 and 2007, however, the lender had issued $7.6 million and $6.5 million of outstanding letters of credit on behalf of the Company, respectively.
     In April 2007, the Company amended the Revolving Credit Agreement. The interest rate on any outstanding borrowings on the line of credit was reduced to the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points, at our election. The rate on all outstanding letters of credit was reduced to 1.5% and .25% on any unused availability under the Revolving Credit Agreement. All borrowings under the amended plan must be repaid by November 30, 2010.
TB Wood’s Revolving Credit Agreement
     As part of the TB Wood’s acquisition, the Company refinanced the existing line of credit agreement with a commercial bank. The Company refinanced $13.0 million of debt associated with TB Wood’s line of credit. As of December 31, 2008 and 2007, there was $6.0 million and $7.7 million of debt outstanding under the TB Wood’s Credit Agreement, respectively. As of December 31, 2008 and 2007 there were $6.0 million and $6.9 million of outstanding letters of credit, respectively.
Overdraft Agreements
     Certain of our foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of December 31, 2008 or 2007 under any of the overdraft agreements.
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
     The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Secured Notes at December 31, 2008.
     During 2008, the Company retired $27.5 million aggregate principal amount of the outstanding senior secured notes at redemption prices between 102.0% and 104.4% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.8 million of pre-payment premium. In addition, the Company wrote-off $0.4 million of deferred financing costs and $0.3 million of discount/premium.
     The remaining principal amount of the Senior Secured Notes matures on November 30, 2011, unless previously redeemed by the Company prior to such maturity date. As of December 31, 2008, the remaining principal balance outstanding was $242.5 million.
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
     The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain numerous terms, covenants and conditions, which impose substantial limitations on the Company. The Company was in compliance with all covenants of the indenture governing the Senior Notes at December 31, 2008.
     During 2008, the Company retired £0.7 million, or $1.3 million, aggregate principal amount of the outstanding Senior Notes at a redemption price of 106.0% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.1 million of pre-payment premium and wrote-off $0.1 million of deferred financing costs.

     The remaining principal amount of the Senior Notes matures on February 13, 2013, unless previously redeemed by the Company prior to such maturity date. As of December 31, 2008, the remaining principal balance outstanding was £3.3 million, or $4.7 million.
Variable Rate Demand Revenue Bonds
     In connection with the acquisition of TB Wood’s, the Company assumed obligation for the Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligation for approximately $3.0 million and $2.3 million of Variable Rate Demand Revenue Bonds issued under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (1.4% as of December 31, 2008) and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement. The Company currently is leasing the facility in Chattanooga, Tennessee to Vacon, the purchaser of the Electronics Division and the asset is classified as an asset held for sale at December 31, 2008.
Mortgage
     In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of December 31, 2008 and 2007, the mortgage has a remaining principal of €1.6 million, or $2.3 million and €1.8 million or $2.6 million, respectively and an interest rate of 5.75% and is payable in monthly installments over 15 years.
Capital Leases
     The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt. Capital lease obligations amounted to approximately $2.7 million and $3.4 million at December 31, 2008 and 2007, respectively. Assets under capital leases are included in property, plant and equipment with the related amortization recorded as depreciation expense.

12. Stockholder’s Equity
          The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value Common stock, all of which is held by Altra Holdings, Inc. (“Holdings”) the Company’s parent and sole shareholder.
Restricted Common Stock
     Altra Holdings Inc.’s Board of Directors established the 2004 Equity Incentive Plan (the Plan) that provides for various forms of stock based compensation to independent directors, officers and senior-level employees of the Company. The restricted shares issued pursuant to the plan generally vest ratably over a period of one to five years from the date of grant, provided, that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Altra Holding’s, Inc. Board of Directors in connection with the transactions. Common stock awarded under the 2004 Equity Incentive Plan is generally subject to restrictions on transfer, repurchase rights, and other limitations and rights as set forth in the Stockholders Agreement and Registration Agreement. The shares are valued based on the share price on the date of grant.
     The Plan permits the Company to grant restricted stock to key employees and other persons who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plan are determined by the Personnel and Compensation Committee of the Board of Directors. Compensation expense recorded during the year ended December 31, 2008, 2007 and 2006 was $2.0 million ($1.3 million, net of tax), $2.0 million ($1.5 million, net of tax) and $1.9 million ($1.3 million, net of tax), respectively. Compensation expense is recognized on a straight-line basis over the service period.
          Total remaining unrecognized compensation cost is approximately $3.2 million as of December 31, 2008 and will be recognized over a weighted average remaining period of two years. The fair market value of the shares in which the restrictions have lapsed during 2008 was $6.7 million.

13. Related-Party Transactions
Joy Global Sales
     One of the Company’s directors had been an executive of Joy Global, Inc. until his resignation from the executive position on March 3, 2008. The Company sold approximately $5.4 million to divisions of Joy Global, Inc. for the year ended December 31, 2007. Other than his former position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.
Management Agreement
          At November 30, 2004, the Company entered into an advisory services agreement with Genstar Capital, L.P. (“Genstar”), whereby Genstar agreed to provide certain management, business strategy, consulting, financial advisory and acquisition related services to the Company. Pursuant to the agreement, the Company was required to pay Genstar an annual consulting fee of $1.0 million (payable quarterly, in arrears at the end of each calendar quarter), reimbursement of out-of-pocket expenses incurred in connection with the advisory services and an advisory fee of 2.0% of the aggregate consideration relating to any acquisition or dispositions completed by the Company. The Company recorded $1.0 million in management fees, in selling, general and administrative expenses for the year ended December 31, 2006. Genstar also received a one-time transaction fee of $1.0 million for the Hay Hall acquisition and such amounts are reflected in selling, general and administrative expenses for the year ended December 31, 2006. In December 2006, the Genstar management agreement was terminated and $3.0 million was paid to Genstar as a termination fee. The Company has no further obligations to Genstar.
14. Concentrations of Credit, Segment Data and Workforce
          Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the year ended December 31, 2008, 2007 and 2006.
          The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international or well established financial institutions.
          The Company has one reportable segment for the development, manufacturing and sales of mechanical transmission products. The Company operates its business in multiple operating segments that are aggregated to represent one reportable segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). An operating segment, as defined, is the component of a business that has each of the following three characteristics:
•	The component engages in business activities from which it may earn revenues and incur expenses

•	The operating results of the component are regularly reviewed by the Company’s chief operating decision maker to assess performance of the individual component and make decisions about the allocation of resources

•	Discrete financial information of the component is available
     The aggregation of the Company’s operating segments into one reportable segment is consistent with the objective and basic principles of SFAS 131 because all the operating segments have similar operational and economic characteristics. In making this assessment, management has considered:
(i)	The nature of the products and services

(ii)	The nature of the production processes

(iii)	The type or class of customer for their products or services

(iv)	The methods used to distribute their products or services

(v)	The nature of the regulatory environment
     Discrete financial information is not available by product line at the level necessary for management to assess performance or make resource allocation decisions.

Net sales to third parties and property, plant and equipment by geographic region are as follows:

	Net Sales
	Year Ended			Property, Plant and Equipment
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008	December 31, 2007

North America (primarily U.S.)	$451,235	$424,031	$332,647	$82,577	$81,283
Europe	154,463	137,908	113,799	24,552	29,767
Asia and other	29,638	22,437	15,839	3,091	1,993

Total	$635,336	$584,376	$462,285	$110,220	$113,043

          Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates. Amounts attributed to the geographic regions for property, plant and equipment are based on the location of the entity, which holds such assets. The net assets of our foreign subsidiaries at December 31, 2008 and 2007 were $73.5 million and $55.6 million, respectively.
          The Company has not provided specific product line sales as our general purpose financial statements do not allow us to readily determine groups of similar product sales.
          Approximately 21.4% of the Company’s labor force (13.2% and 46.1% in the United States and Europe, respectively) is represented by collective bargaining agreements.
15. Restructuring, Asset Impairment and Transition Expenses
          During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating its operating facilities and relocating manufacturing to lower cost areas (Altra Plan). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (TB Wood’s Plan). The plan was initially formulated at the time of the TB Wood’s acquisition and therefore an accrual was recorded as part of purchase price accounting. The total restructuring charges for the year ended December 31, 2008 were $2.3 million, primarily comprised of costs associated with the termination of certain individuals whose positions with the Company were determined to be redundant. In 2007, the total restructuring charges of $2.4 million were primarily comprised of costs associated with the relocation of certain manufacturing operations, including third party costs for transporting manufacturing equipment related to the consolidation of facilities and relocating personnel. These moving and relocation costs are recognized in the period in which the liability is incurred.

          The Company’s total restructuring expense, by major component for the year ended December 31, 2008 were as follows:

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
	Altra Plan	TB Wood’s Plan	Total	Altra Plan	TB Wood’s Plan	Total

Expenses
Expenses Moving and relocation	$563	$89	$652	$1,055	$267	$1,322
Severance	1,471	—	1,471	718	—	718
Other				144	—	144

Total cash expenses	2,034	89	2,123	1,917	267	2,184

Loss on disposal of fixed assets	187	—	187	215	—	215

Total restructuring expenses	$2,221	$89	$2,310	$2,132	$267	$2,399

	Altra Plan	TB Wood’s Plan	Total

Balance at December 31, 2006	$—	$—	$—
Restructuring expense incurred	2,132	267	2,399
Accruals established as part of purchase accounting related to severance	—	1,741	1,741
Cash payments	(1,468)	(979)	(2,447)
Non-cash loss on disposal of fixed assets	(215)	—	(215)

Balance at December 31, 2007	$449	$1,029	$1,478

Restructuring expense incurred	2,221	89	2,310
Cash payments	(1,162)	(1,118)	(2,280)
Non-cash loss on disposal of fixed assets	(187)	—	(187)

Balance at December 31, 2008	$1,321	$—	$1,321

The Company does not expect to incur any additional expenses related to the Altra Plan or TB Wood’s Plan. The remaining severance of $1.3 million under the Altra Plan is expected to be paid during the first six months of 2009.

16. Commitments and Contingencies
Minimum Lease Obligations
     The Company leases certain offices, warehouses, manufacturing facilities, automobiles and equipment with various terms that range from a month to month basis to ten year terms and which, generally, include renewal provisions. Future minimum rent obligations under non-cancelable operating and capital leases are as follows:

	Operating	Capital
Year ending December 31:	Leases	Leases
2009	$4,313	$960
2010	3,591	882
2011	2,912	748
2012	2,438	310
2013	1,389	—
Thereafter	3,122	—

Total lease obligations	$17,765	2,900

Less amounts representing interest		(228)

Present value of minimum capital lease obligations		$2,672

          Net rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $5.5 million, $6.8 million and $6.6 million, respectively.
General Litigation
          The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company. As of December 31, 2008 and 2007, there were no product liability claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for product liability losses at those dates.
     The Company is indemnified under the terms of certain acquisition agreements for pre-existing matters up to agreed upon limits.

17. Unaudited Quarterly Results of Operations:
Year ending December 31, 2008

	Fourth	Third	Second	First
Net Sales	$144,813	$159,448	$167,893	$163,182
Gross Profit	42,086	45,821	50,387	47,798
Net income (loss) from continuing operations	(20,743)	8,635	9,869	8,957
Net income (loss) from discontinued operations	—	173	—	(397)

Net (loss) income	(20,743)	8,808	9,869	8,560
     During the fourth quarter of 2008, the Company recorded a $31.8 million goodwill impairment ($28.4, net of tax), see footnote 7 for further discussion of this charge.
Year ending December 31, 2007

	Fourth	Third	Second	First
Net Sales	$150,864	$147,278	$153,528	$132,706
Gross Profit	42,421	41,681	43,117	38,048
Net income from continuing operations	1,933	3,424	4,387	3,768
Net income (loss) from discontinued operations	(3,353)	886	466	—

Net income (loss)	(1,420)	4,310	4,853	3,768
Information for the second and third quarter of 2007 was adjusted to reflect the discontinued operation, to make the quarterly periods comparable.
18. Subsequent Events (unaudited)
          In February 2009, the Company’s Board of Directors approved the grant of 280,641 shares of restricted common stock under the 2004 Equity Incentive Plan, as amended, to certain members of management and independent directors of the Company.
          In February 2009, the Company re-negotiated a collective bargaining agreement at its plant in Erie, Pennsylvania. One of the provisions of the new agreement reduces benefits that employees are entitled to receive through their post employment benefit plan. The post-employment health care benefits will no longer be available for employees who retire. In addition, no additional years of credited service will be accrued on the defined benefit pension plan effective February 28, 2009. The Company has not yet determined the financial impact of these changes in employee benefits.
          In March 2009, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s expenses and maximize near-term profitability. The Company’s cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. In connection with workforce cutbacks, in 2009, the Company expects to reduce our world-wide headcount by 232 employees. The Company expects to incur between $2.1 and $2.5 million of costs in 2009 related to these activities.
          In addition, the Board of Directors approved the closing of up to six manufacturing plants during the next 18 months. The Company estimates the cost of consolidating these facilities will total between $10 and $12 million. In connection with the manufacturing plant consolidation the Company expects to reduce world-wide headcount by up to an additional 100 employees.

19. Guarantor Subsidiaries
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

Condensed Consolidating Balance Sheet
December 31, 2008

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$27,134	$(2,702)	$27,640	$—	$52,072
Trade receivables, less allowance for doubtful accounts	—	41,051	27,752	—	68,803
Loans receivable from related parties	—	112,900	—	(112,900)	—
Inventories	—	71,304	27,106	—	98,410
Deferred income taxes	—	7,923	109	—	8,032
Assets held for sale	—	3,515	1,161	—	4,676
Prepaid expenses and other current assets	1,793	4,373	(842)	—	5,324

Total current assets	28,927	238,364	82,926	(112,900)	237,317

Property, plant and equipment, net	838	76,586	32,796	—	110,220
Intangible assets, net	—	62,481	16,858	—	79,339
Goodwill	—	58,016	19,481	—	77,497
Deferred income taxes	—	—	495	—	495
Investment in subs	423,121	—	—	(423,121)	—
Other non-current assets	3,857	3,628	36	—	7,521

Total assets	$456,743	$439,075	$152,592	$(536,021)	$512,389

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,292	$19,813	$11,785	$—	$33,890
Accrued payroll	2,731	6,879	7,165	—	16,775
Accruals and other current liabilities	3,506	8,972	6,277	—	18,755
Taxes payable	—	—	—	—	—
Deferred income taxes	—	—	6,906	—	6,906
Current portion of long-term debt	—	2,925	466	—	3,391
Loans payable from related parties	75,251	—	37,649	(112,900)	—

Total current liabilities	83,780	38,589	70,248	(112,900)	79,717

Long-term debt — less current portion and net of unacreted discount and premium	245,293	10,640	2,199	—	258,132
Deferred income taxes	—	20,822	2,514	—	23,336
Pension liablities	—	8,922	2,932	—	11,854
Other post retirement benefits	—	2,270	—	—	2,270
Long-term taxes payables	—	7,976	—	—	7,976
Other long-term liabilities	—	241	1,193	—	1,434
Total stockholder’s equity	127,670	349,615	73,506	(423,121)	127,670

Total liabilities and shareholder’s equity	$456,743	$439,075	$152,592	$(536,021)	$512,389

Condensed Consolidating Balance Sheet
December 31, 2007

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$4,571	$(492)	$29,827	$—	$33,906
Trade receivable, less allowance for doubtful accounts	—	45,938	27,310	—	73,248
Loan receivable from related parties	—	78,992	—	(78,992)	—
Inventories	—	69,720	32,115	—	101,835
Deferred income taxes	—	8,468	(182)	—	8,286
Receivable from sale of Electronics Division	17,100	—	—	—	17,100
Assets held for sale	—	3,567	1,161	—	4,728
Prepaid expenses and other current assets	1,165	1,634	2,779	—	5,578

Total current assets	22,836	207,827	93,010	(78,992)	244,681

Property, plant and equipment, net	—	76,571	36,472	—	113,043
Intangible assets, net	—	66,432	22,511	—	88,943
Goodwill	—	89,323	25,656	—	114,979
Deferred income taxes	—	(66)	297	—	231
Investments in subsidiaries	391,493	—	—	(391,493)	—
Other non-current assets	5,778	469	500	—	6,747

Total assets	$420,107	$440,556	$178,446	$(470,485)	$568,624

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,241	$23,378	$16,049	$—	$41,668
Accrued payroll	2,328	7,231	7,429	—	16,988
Accruals and other current liabilities	4,010	13,223	4,768	—	22,001
Taxes payable	—	1,196	—	—	1,196
Deferred income taxes	—	—	8,060	—	8,060
Current portion of long-term debt	—	2,096	571	—	2,667
Loans payable from related parties	3,215	—	75,777	(78,992)	—

Total current liabilities	11,794	47,124	112,654	(78,992)	92,580

Long-term debt — less current portion and net of unacreted discount and premium	274,978	13,436	2,985	—	291,399
Deferred income taxes	—	25,343	(853)	—	24,490
Pension liablities	—	10,227	3,204	—	13,431
Other post retirement benefits	—	3,170	—	—	3,170
Long-term taxes payables	—	4,221	1,690	—	5,911
Other long-term liabilities	—	1,139	3,169	—	4,308
Total stockholder’s equity	133,335	335,896	55,597	(391,493)	133,335

Total liabilities and shareholder’s equity	$420,107	$440,556	$178,446	$(470,485)	$568,624

Condensed Consolidating Statement of Income of the Company

	Year ended December 31, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$462,427	$222,441	$(49,532)	$635,336
Cost of sales	—	343,380	155,396	(49,532)	449,244

Gross profit	—	119,047	67,045	—	186,092
Selling, general and administrative expenses	—	63,055	36,130	—	99,185
Research and development expenses	—	4,024	2,565	—	6,589
Goodwill impairment	—	29,913	1,897	—	31,810
OPEB curtailment gain	—	(925)	—	—	(925)
Restructuring costs	—	978	1,332	—	2,310
Loss on sale/disposal of assets	—	790	794	—	1,584

Income from operations	—	21,212	24,327	—	45,539
Interest expense, net	27,043	1,260	36	—	28,339
Other non-operating income, net	(2,231)	(1,174)	(2,844)	—	(6,249)
Equity in earnings of subsidiaries	31,628	—	—	(31,628)	—

Income from continuing operations before income taxes	6,816	21,126	27,135	(31,628)	23,449
Provision for income taxes	322	7,183	9,226	—	16,731

Net income from continuing operations	6,494	13,943	17,909	(31,628)	6,718
Net loss from discontinued operations	—	(224)	—	—	(224)

Net income	$6,494	$13,719	$17,909	$(31,628)	$6,494

Condensed Conolidating Statements of Income of the Company

	Year ended December 31, 2007
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$430,168	$204,181	$(49,973)	$584,376
Cost of sales	—	319,322	149,760	(49,973)	419,109

Gross profit	—	110,846	54,421	—	165,267
Selling, general and administrative expenses	—	57,783	35,377	—	93,160
Research and development expenses	—	3,562	2,515	—	6,077
Restructuring costs	—	1,776	623	—	2,399
Loss from post-retirement benefit plan	—	2,745	—	—	2,745

Income from operations	—	44,980	15,906	—	60,886
Interest expense, net	37,093	1,281	180	—	38,554
Other non-operating (income) expense, net	2,862	236	(2,486)	—	612
Equity in earnings of subsidiaries	33,585	—	—	(33,585)	—

Income from continuing operations before income taxes	(6,370)	43,463	18,212	(33,585)	21,720
Provision (benefit) for income taxes	(17,881)	18,816	7,273	—	8,208

Income from continuing operations	11,511	24,647	10,939	(33,585)	13,512
Income (loss) from discontinued operations	—	130	(2,131)	—	(2,001)

Net income	$11,511	$24,777	$8,808	$(33,585)	$11,511

Condensed Consolidating Statements of Income of the Company

	Year ended December 31, 2006
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$325,684	$152,641	$(16,040)	$462,285
Cost of sales	—	237,138	115,738	(16,040)	336,836

Gross profit	—	88,546	36,903	—	125,449
Selling, general and administrative expenses	4,005	50,082	29,169	—	83,256
Research and development expenses	—	2,689	2,249	—	4,938
Gain from post-retirement benefit plan	—	(3,838)	—	—	(3,838)

Income (loss) from operations	(4,005)	39,613	5,485	—	41,093
Interest expense, net	17,444	(124)	6,202	—	23,522
Other non-operating (income) expense, net	435	(93)	514	—	856
Equity in earnings of subsidiaries	32,247	—	—	(32,247)	—

Income (loss) from continuing operations before income taxes	10,363	39,830	(1,231)	(32,247)	16,715
Provision for income taxes	—	5,144	1,208	—	6,352

Income (loss) from continuing operations	10,363	34,686	(2,439)	(32,247)	10,363
Net income	$10,363	$34,686	$(2,439)	$(32,247)	$10,363

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$6,494	$13,719	$17,909	$(31,628)	$6,494
Undistributed Equity in subs	$(31,628)			$31,628	$—
Adjustments to reconcile net income to net cash flows:
Depreciation	12	11,059	4,308	—	15,379
Amortization of intangible assets	—	4,120	1,569	—	5,689
Amortization and write-offs of deferred loan costs	1,921	212	—	—	2,133
Gain on foreign currency, net	(2,231)	(239)	(2,579)	—	(5,049)
Goodwill impairment	—	29,912	1,898		31,810
Accretion of debt discount and premium, net	898	—		—	898
Loss on disposal of fixed assets	—	790	794	—	1,584
Gain on post-retirement benefit plan	—	(925)	—	—	(925)
Deferred tax provision	—	92	1,309	—	1,401
Loss on sale of Electronics Division	224	—	—	—	224
Stock based compensation	1,951	—	—	—	1,951
Changes in assets and liabilities:
Trade receivables	—	4,887	(5,820)	—	(933)
Inventories	—	(1,584)	(490)	—	(2,074)
Accounts payable and accrued liabilities	(151)	(14,470)	1,350	—	(13,271)
Other current assets and liabilities	(628)	(1,351)	3,248	—	1,269
Other operating assets and liabilities	(450)	407	(1,426)	—	(1,469)

Net cash provided by (used in) operating activities	(23,588)	46,629	22,070	—	45,111

Cash flows from investing activities
Purchase of fixed assets	(400)	(13,137)	(5,752)	—	(19,289)
Payments for prior year acquisitions	—	(1,708)	—	—	(1,708)
Proceeds from the sale of Electronics	17,310	—	—	—	17,310

Net cash provided by (used in) investing activities	16,910	(14,845)	(5,752)	—	(3,687)

Cash flows from financing activities
Payments on Senior Secured Notes	(27,500)	—	—	—	(27,500)
Payments on Senior Notes	(1,346)	—	—	—	(1,346)
Net payments received from Parent	11,903	—	—	—	11,903
Payments on revolving credit agreement	—	(1,723)	—	—	(1,723)
Payments on mortgages	—	—	(266)	—	(266)
Payment on capital leases	—	(596)	(328)	—	(924)
Change in affiliate debt	46,184	(31,675)	(14,509)	—	—

Net cash provided by (used in) financing activities	29,241	(33,994)	(15,103)	—	(19,856)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,402)	—	(3,402)

Net change in cash and cash equivalents	22,563	(2,210)	(2,187)	—	18,166
Cash and cash equivalents at beginning of year	4,571	(492)	29,827	—	33,906

Cash and cash equivalents at end of period	$27,134	$(2,702)	$27,640	$—	$52,072

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2007
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$11,511	$24,777	$8,808	$(33,585)	$11,511
Undistributed equity in earnings of subsidiaries	$(33,585)	$—	$—	$33,585	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	10,835	5,612	—	16,447
Amortization of intangible assets	—	3,920	1,572	—	5,492
Amortization and write-offs of deferred loan costs	3,368	80	—	—	3,448
Loss on foreign currency, net	586	—	146	—	732
Accretion of debt discount and premium, net	774	—	—	—	774
Amortization of inventory fair value adjustment	—	275	651	—	926
Loss on disposal of fixed assets	—	313	—	—	313
Gain on sale of electronics division	(2,927)				(2,927)
Loss on post-retirement benefit plan		2,745			2,745
Provision for deferred taxes	—	5,455	—	—	5,455
Stock based compensation	2,038	—	—	—	2,038
Changes in assets and liabilities:
Trade receivables	—	6,453	(2,135)	—	4,318
Inventories	—	2,807	(5,084)	—	(2,277)
Accounts payable and accrued liabilities	(3,171)	(9,205)	1,685	—	(10,691)
Other current assets and liabilities	710	3,281	(256)	—	3,735
Other operating assets and liabilities	(2)	431	(610)	—	(181)

Net cash (used in) provided by operating activities	(20,698)	52,167	10,389	—	41,858

Cash flows from investing activities
Purchase of fixed assets	—	(7,959)	(3,674)	—	(11,633)
Proceeds from sale of Electronics division	10,828	—			10,828
Acquisitions, net of $5,222 cash acquired	(123,867)	—	—	—	(123,867)

Net cash used in investing activities	(113,039)	(7,959)	(3,674)	—	(124,672)

Cash flows from financing activities
Proceeds from issuance of Senior Secured Notes	106,050	—	—	—	106,050
Capital contribution from Parent Company	49,015	—	—	—	49,015
Payment of debt issuance costs	(3,842)	(393)	—	—	(4,235)
Payments on Senior Notes	(58,428)	—	—	—	(58,428)
Borrowings under revolving credit agreement	8,315	—	—	—	8,315
Payments on revolving credit agreement	(8,315)	(5,205)	—	—	(13,520)
Payments made on behalf of Parent Company	(13,554)	—	—	—	(13,554)
Payments on mortgages	—	—	(126)	—	(126)
Change in affiliate debt	18,051	(33,150)	15,099	—	—
Payment on capital leases	—	(464)	(467)	—	(931)

Net cash (used in) financing activities	97,292	(39,212)	14,506	—	72,586

Effect of exchange rate changes on cash and cash equivalents	—	—	1,607	—	1,607

Net change in cash and cash equivalents	(36,445)	4,996	22,828	—	(8,621)
Cash and cash equivalents at beginning of year	41,016	(5,488)	6,999	—	42,527

Cash and cash equivalents at end of period	$4,571	$(492)	$29,827	$—	$33,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2006
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$10,363	$34,686	$(2,439)	$(32,247)	$10,363
Undistributed equity in earnings of subsidiaries	$(32,247)	$—	$—	$32,247	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	6,593	4,228	—	10,821
Amortization of intangible assets	—	3,469	321	—	3,790
Amortization and write-offs of deferred loan costs	968	—	—	—	968
Loss on foreign currency, net	415	—	—	—	415
Accretion of debt discount and premium, net	942	—	—	—	942
Amortization of inventory fair value adjustment	—	245	2,033	—	2,278
Loss (gain) on sale of fixed assets	—	—	664	—	664
Loss on curtailment of pension and post-retirement benefit plan, net		(3,838)			(3,838)
Provision for deferred taxes	—	2,341	(1,151)	—	1,190
Stock based compensation	1,945	—	—	—	1,945
Changes in assets and liabilities:
Trade receivables	—	(2,363)	2,033	—	(330)
Inventories	—	(4,285)	312	—	(3,973)
Accounts payable and accrued liabilities	8,769	(15,905)	(3,141)	—	(10,277)
Other current assets and liabilities	(1,849)	128	(576)	—	(2,297)
Other operating assets and liabilities	1,265	280	(793)	—	752

Net cash (used in) provided by operating activities	(9,429)	21,351	1,491	—	13,413

Cash flows from investing activities
Purchase of fixed assets	—	(7,213)	(2,195)	—	(9,408)
Acquisitions, net of $5,222 cash acquired	—	(13,065)	(40,690)	—	(53,755)

Net cash used in investing activities	—	(20,278)	(42,885)	—	(63,163)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	57,625	—	—	—	57,625
Payment of debt issuance costs	(2,731)	—	—	—	(2,731)
Borrowings under revolving credit agreement	5,057	—	—	—	5,057
Payments on revolving credit agreement	(5,057)	—	—	—	(5,057)
Payments made on behalf of Parent Company	24,389	—	—	—	24,389
Proceeds from mortgages	—	—	2,510	—	2,510
Payments on mortgages	—	—	(58)	—	(58)
Change in affiliate debt	(37,657)	(3,665)	41,322	—	—
Payment on capital leases	—	(183)	—	—	(183)

Net cash provided by (used in) financing activities	41,626	(3,848)	43,774	—	81,552

Effect of exchange rate changes on cash and cash equivalents	—	—	665	—	665

Net change in cash and cash equivalents	32,197	(2,775)	3,045	—	32,467
Cash and cash equivalents at beginning of year	8,819	(2,713)	3,954	—	10,060

Cash and cash equivalents at end of period	$41,016	$(5,488)	$6,999	$—	$42,527

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
1. Disclosure Controls and Procedures
          The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2008 or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at the reasonable assurance level.
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
          Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
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

(b) Changes in Internal Control over Financial Reporting
          No changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
          In connection with the promotion of Carl Christenson to Chief Executive Officer effective January 1, 2009, we have entered into an amended and restated employment agreement with Mr. Christenson. Mr. Christenson’s employment agreement was approved by our Board of Directors on March 2, 2009 and has an effective date of January 1, 2009. Under the terms of his employment agreement, Mr. Christenson has a five-year employment term, following which the agreement automatically renews for successive one-year terms unless either we or Mr. Christenson terminates the agreement upon 6 months prior notice to such renewal date. Pursuant to his employment agreement, Mr. Christenson will receive an initial base salary of $425,000 per year for his services. Mr. Christenson’s employment agreement contains usual and customary restrictive covenants, including 12 month non-competition provisions and non-solicitation/no hire of employees or customers provisions, non-disclosure of proprietary information provisions and non-disparagement provisions. In the event of a termination without “cause” or departure for “good reason,” Mr. Christenson is entitled to severance equal to 12 months salary, continuation of medical and dental benefits for the 12-month period following the date of termination, and an amount equal to his pro-rated bonus for the year of termination. In addition, upon such termination, all of Mr. Christenson’s unvested restricted stock received from our equity incentive plan shall automatically vest. Under the agreement, Mr. Christenson is also eligible to participate in all compensation or employee benefit plans or programs and to receive all benefits and perquisites for which salaried employees of the Company generally are eligible under any current or future plan or program on the same basis as other senior executives of the Company.
          The foregoing summary is qualified in its entirety by reference to Mr. Christenson’s employment agreement, which is being filed as Exhibit 10.12 to this Annual Report on Form 10-K and is incorporated by reference herein.
          On March 2, 2009, the Personnel & Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved the 2009 target bonus percentage amounts for the executive officers of the Company. The Compensation Committee established target bonus percentages for each of Carl R. Christenson, Christian Storch, Gerald Ferris and Edward L. Novotny such that those executives may be entitled to receive a cash bonus equal to 75%, 50%, 50%, and 35% of their 2009 base salary, respectively, subject to upward or downward adjustment by the Compensation Committee based on their respective individual and the Company’s performance in 2009. Due to the current global recession and the uncertain economic environment in 2009, the Compensation Committee further established that bonuses for 2009 will be reduced and paid out at 50% of the target bonus percentages if the individual and Company performance objectives are met. Michael L. Hurt, who assumed the role of Executive Chairman effective January 1, 2009, is not a participant in the Company’s 2009 performance bonus program.
          On March 2, 2009, the Company’s Board of Directors approved a restructuring plan to reduce the Company’s expenses and maximize near-term profitability. The Company’s cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. In connection with workforce cutbacks, in 2009, we expect to reduce our world-wide headcount by 232 employees. We expect to incur between $2.1 and $2.5 million of costs in 2009 related to these activities.
          In addition, the Board of Directors approved the closing of up to six manufacturing plants during the next 18 months. We estimate the cost of consolidating these facilities will total between $10 and $12 million. In connection with the manufacturing plant consolidation we expect to reduce world-wide headcount by up to an additional 100 employees.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is omitted pursuant to General Instruction I (2)(c) of Form 10-K.
Item 11. Executive Compensation
     The information required by this item is omitted pursuant to General Instruction I (2)(c) of Form 10-K..
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
Item 14. Principal Accountant Fees and Services
For the years ended December 31, 2008 and 2007, aggregate fees for professional services rendered by the Company’s independent auditors, Ernst & Young, in the following categories were as follows (in thousands):

	2008	2007
Audit Fees	2,380	3,284
Audit Related Fees		242
Tax Fees	8	236
All Other Fees	—	—

Total	2,388	3,762
Audit Fees for the years ended December 31, 2008 and 2007 were for professional services provided for the audit of the Company’s consolidated financial statements, statutory audits, consents and assistance with review of documents filed with the Commission.
Audit-Related Fees for the year ended December 31, 2007, were for services associated with the TB Wood’s acquisition and related financing transactions.
Tax Fees for the year ended 2008 and December 31, 2007 were for services related to tax compliance, including the preparation of tax returns; and tax planning and tax advice, including assistance with acquisitions, mergers and foreign operations.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this report:
(1)	Financial Statements

See Item 8.

(2)	Financial Statement Schedules

See Item 21(b) Schedule II — Valuation and Qualifying Accounts.

(3) Exhibits

EXHIBIT
NUMBER	DESCRIPTION

2.1(1)*	LLC Purchase Agreement, dated as of October 25, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Registrant

2.2(1)*	Assignment and Assumption Agreement, dated as of November 21, 2004, between Registrant and Altra Industrial Motion, Inc.

2.3(2)*	Share Purchase Agreement, dated as of November 7, 2005, among Altra Industrial Motion, Inc. and the stockholders of Hay Hall Holdings Limited listed therein

2.4(3)*	Asset Purchase Agreement, dated May 18, 2006, among Warner Electric LLC, Bear Linear LLC and the other guarantors listed therein

3.1(4)*	Second Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)*	Amended and Restated Bylaws of the Registrant

4.1(1)*	Indenture, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the Guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.2(5)*	First Supplemental Indenture, dated as of February 7, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee

4.3(2)*	Second Supplemental Indenture, dated as of February 8, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee

4.4(5)*	Third Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A. as trustee

4.5(6)*	Fourth Supplemental Indenture, dated as of March 21, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.6(7)*	Fifth Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A. as trustee

4.7(1)*	Form of 9% Senior Secured Notes due 2011 (included in Exhibit 4.1)

4.8(1)*	Registration Rights Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., Jefferies & Company, Inc., and the Subsidiary Guarantors party thereto

4.9(2)*	Indenture, dated as of February 8, 2006, among Altra Industrial Motion Inc. the guarantors party thereto, the Bank of New York, as trustee and paying agent and the Bank of New York (Luxembourg) SA, as Luxembourg paying agent.

4.10(5)*	First Supplemental Indenture, dated as of April 24, 2006, among Altra Industrial Inc., the guarantors party thereto, and The Bank of New York as trustee.

4.11(7)	Second Supplemental Indenture, dated as of March 26, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and The Bank of New York as trustee

4.12(2)	Third Supplemental Indenture, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the guarantors party thereto and the Bank of New York Trust as trustee

4.13(2)*	Form of 11 1/4% Senior Notes due 2013

4.14(2)*	Registration Rights Agreement, dated as of February 8, 2006, among Altra Industrial Motion, Inc., the guarantors party thereto, and Jefferies International Limited, as initial purchasers

4.14(8)*	Amended and Restated Stockholders Agreement, dated January 6, 2005, among the Registrant and the stockholders listed therein

4.15(8)*	First Amendment to the Amended and Restated Stockholders Agreement, dated May 1, 2005, among the Registrant and the stockholders listed therein

4.16(4)*	Form of Common Stock Certificate

4.17(4)*	Second Amendment to the Amended and Restated Stockholders Agreement among the Registrant and the stockholders listed therein

10.1(1)*	Credit Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc. and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Bank, as Lead Arranger

10.2(1)*	Security Agreement, dated as of November 30, 2004, among Altra Industrial Motion, Inc., the other Grantors listed therein and The Bank of New York Trust Company, N.A.

10.3(1)*	Patent Security Agreement, dated as of November 30, 2004, among Kilian Manufacturing Corporation, Warner Electric Technology LLC, Formsprag LLC, Boston Gear LLC, Ameridrives International, L.P. and The Bank of New York Trust Company, N.A.

10.4(1)*	Trademark Security Agreement, dated as of November 30, 2004, among Warner Electric Technology LLC, Boston Gear LLC and The Bank of New York Trust Company, N.A.

EXHIBIT
NUMBER	DESCRIPTION

10.5(1)*	Intercreditor and Lien Subordination Agreement, dated as of November 30, 2004, among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A. and Altra Industrial Motion, Inc.

10.6(1)*	Agreement, dated as of October 24, 2004, between Ameridrives International, L.P. and United Steel Workers of America Local 3199-10

10.7(9)*	Labor Agreement, dated as of August 11, 2007, between Warner Electric LLC (formerly Warner Electric Inc.) and International Association of Machinists and Aerospace Works, AFL-CIO, and Aeronautical Industrial District Lode 776, Local Lodge 2771

10.8(3)*	Labor Agreement, dated May 17, 2006, between Warner Electric LLC and United Steelworkers and Local Union No. 3245

10.9(3)*	Labor Agreement, dated June 6, 2005, between Formsprag LLC and UAW Local 155

10.10(1)*	Employment Agreement, dated as of January 6, 2005, among Altra Industrial Motion, Inc., the Registrant and Michael L. Hurt.

10.11(1)*	Employment Agreement, dated as of January 6, 2005, among Altra Industrial Motion, Inc., the Registrant and Carl Christenson.

10.11(9)*	Employment Agreement, dated as of October 30, 2007, among Altra Industrial Motion, Inc., the Registrant and Christian Storch.

10.12(13)*	Amended and Restated Employment Agreement, dated as of January 1, 2009, among Altra Industrial Motion, Inc., the Registrant and Carl Christenson

10.13(1)*	Registrant’s 2004 Equity Incentive Plan

10.14(3)*	Amendment to Registrant’s 2004 Equity Incentive Plan

10.21(4)*	Second Amendment to Registrant’s 2004 Equity Incentive Plan

10.15(1)*	Form of Registrant’s Restricted Stock Award Agreement

10.16(3)*	Subscription Agreement, dated November 30, 2004, among Registrant, the preferred purchasers and the common purchasers as listed therein.

10.18(1)*	Transition Services Agreement, dated as of November 30, 2004, among Warner Electric Holding, Inc., Colfax Corporation and Altra Industrial Motion, Inc.

10.19(1)*	Trademarks and Technology License Agreement, dated November 30, 2004, among Registrant, Colfax Corporation and Altra Industrial Motion, Inc.

10.22(10)*	First Amendment to Employment Agreement, dated December 5, 2006, among Altra Industrial Motion, Inc., the Registrant and Michael L. Hurt

10.23(4)*	Form of Amendment to Restricted Stock Agreements with Michael Hurt

10.24(4)*	Form of Transition Agreement

10.28(11)*	First Amendment to Credit Agreement, dated as of December 30, 2004, among Altra Industrial Motion, Inc. the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

10.29(11)*	Second Amendment to Credit Agreement, dated as of January 14, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wels Fargo Foothill, Inc.

10.30(11)*	Third Amendment to Credit Agreement, dated as of January 31, 2005, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

10.31(11)*	Fourth Amendment to Credit Agreement, dated as of February 16, 2007, among Altra Industrial Motion, Inc., the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc.

10.32(12)*	Supplement Number 1 to Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporated, TB Wood’s Corporation, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc. and Wells Fargo Foothill, Inc.

10.33(12)*	Supplement Number 2 to Security Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc., the other Grantors listed therein and The Bank of New York Trust Company, N.A.

10.34(12)*	Fifth Amendment to, and Consent and Waiver under, Credit Agreement and Joinder to Loan Documents, dated April 5, 2007, by and among, Altra Industrial Motion, Inc., as Administrative Borrower for the borrowers of each of the New Loan Parties, the Lenders thereto and Wells Fargo Foothill, Inc.

10.35(12)*	Credit Agreement, dated as of April 5, 2007, among Altra Industrial Motion, Inc. and certain of its subsidiaries, as Guarantors, the financial institutions listed therein, as Lenders, and Wells Fargo Foothill, Inc., as Arranger and Administrative Agent

10.36(12)*	Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill, Inc.

10.37(12)*	Patent Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill, Inc.

10.38(12)*	Trademark Security Agreement, dated as of April 5, 2007, among TB Wood’s Incorporated, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill, Inc.

EXHIBIT
NUMBER	DESCRIPTION

10.39(12)*	Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of April 5, 2007, among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., Altra Industrial Motion, Inc. and certain subsidiaries of Altra

10.40(12)*	Intercompany Subordination Agreement, dated as of April 5, 2007, among TB Wood’s Corporation, Plant Engineering Consultants, LLC, TB Wood’s Enterprises, Inc., TB Wood’s Corporation and Wells Fargo Foothill, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 (File No. 333-124944) filed with the Securities and Exchange Commission on May 16, 2005.

(2)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on February 14, 2006.

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137660) filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-137660) filed with the Securities and Exchange Commission on December 4, 2006.

(5)	Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K (File. No. 333-124944) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2005.

(6)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on March 26, 2007.

(7)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on April 11, 2007.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-137660) filed with the Securities and Exchange Commission on November 3, 2006.

(9)	Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K (File. No. 333-124944) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

(10)	Incorporated by reference to Altra Industrial Motion, Inc.’s Current Report on Form 8-K (File No. 333-124944) filed with the Securities and Exchange Commission on December 5, 2006.

(11)	Incorporated by reference to Altra Industrial Motion, Inc.’s Annual Report on Form 10-K (File. No. 333-124944) filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.

(12)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 (File No. 333-142692) filed with the Securities and Exchange Commission on May 8, 2007.

(13)	Incorporated by reference to Altra Holdings, Inc. Annual Report on Form 10-K (File No. 001-33209) filed with Securities and Exchange Commission on March 6, 2009.

*	Filed previously.

Item 21(b)
Altra Industrial Motion, Inc.
SCHEDULE II-Valuation and Qualifying Accounts

	Balance at
	beginning of			Balance at
Reserve for excess, slow-moving and obsolete inventory:	period	Additions	Deductions	end of period
For the year ended December 31, 2006	$6,843	$5,596	$(2,276)	$10,163
For the year ended December 31, 2007	$10,163	$7,170	$(3,926)	$13,407
For the year ended December 31, 2008	$13,407	$1,963	$(4,054)	$11,316

	Balance at
	beginning of			Balance at
Reserve for uncollectible accounts:	period	Additions	Deductions	end of period
For the year ended December 31, 2006	$1,797	$923	$(703)	$2,017
For the year ended December 31, 2007	$2,017	$682	$(1,151)	$1,548
For the year ended December 31, 2008	$1,548	$935	$(1,206)	$1,277

	Balance at
	beginning of			Balance at
Income tax assets valuation allowance:	period	Additions	Deductions	end of period
For the year ended December 31, 2006	$16,389	$1,252	$(16,389)	$1,252
For the year ended December 31, 2007	$1,252	$84	—	$1,336
For the year ended December 31, 2008	$1,336	$247	$(816)	$767

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.
March 20, 2009	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	Chief Executive Officer & Director

March 20, 2009	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Chief Financial Officer

March 20, 2009	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Chief Accounting Officer

March 20, 2009	By:	/s/ Michael L. Hurt
		Name:	Michael L. Hurt
		Title:	Executive Chairman & Director

March 20, 2009	By:	/s/ Edmund M. Carpenter
		Name:	Edmund M. Carpenter
		Title:	Director

March 20, 2009	By:	/s/ Lyle G. Ganske
		Name:	Lyle G. Ganske
		Title:	Director

March 20, 2009	By:	/s/ Michael S. Lipscomb
		Name:	Michael S. Lipscomb
		Title:	Director

March 20, 2009	By:	/s/ Larry P. McPherson
		Name:	Larry P. McPherson
		Title:	Director

March 20, 2009	By:	/s/ James H. Woodward, Jr.
		Name:	James H. Woodward, Jr.
		Title:	Director