Form 10-Q
period 2009-03-28
Altra Industrial Motion, Inc.
filed 2009-05-08
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-124944
ALTRA INDUSTRIAL MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0283143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Granite Street Braintree, MA	02184
(Address of principal executive offices)	(Zip code)
(781) 917-0600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, 1,000 shares of Common Stock, $.001 par value per share, were outstanding.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 28, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$61,402	$52,072
Trade receivable, less allowance for doubtful accounts of $1,609 and $1,277 at March 28, 2009 and December 31, 2008, respectively	71,060	68,803
Inventories	89,762	98,410
Deferred income taxes	7,835	8,032
Assets held for sale (See Note 7)	1,161	4,676
Prepaid expenses and other current assets	6,323	5,324

Total current assets	237,543	237,317

Property, plant and equipment, net	109,693	110,220
Intangible assets, net	77,624	79,339
Goodwill	76,932	77,497
Deferred income taxes	461	495
Other non-current assets, net	7,172	7,521

Total assets	$509,425	$512,389

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,606	$33,890
Accrued payroll	13,674	16,775
Accruals and other current liabilities	23,927	18,755
Deferred income taxes	6,906	6,906
Current portion of long-term debt	1,050	3,391

Total current liabilities	76,163	79,717

Long-term debt — less current portion and net of unaccreted discount, net	260,164	258,132
Deferred income taxes	23,160	23,336
Pension liablities	11,781	11,854
Other post retirement benefits	572	2,270
Long-term taxes payable	8,087	7,976
Other long-term liabilities	1,976	1,434
Commitments and contingencies (See Note 15)	—	—
Stockholder’s equity:
Common stock (1,000 shares auuthorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	97,829	97,829
Due to Parent	28,039	27,062
Retained earnings	28,287	26,869
Accumulated other comprehensive income	(26,633)	(24,090)

Total stockholder’s equity	127,522	127,670

Total liabilities and stockholder’s equity	$509,425	$512,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Income
Amounts in thousands, except per share data
(Unaudited)

	Quarter Ended
	March 28,	March 29,
	2009	2008
Net sales	$124,540	$163,182
Cost of sales	92,337	115,384

Gross profit	32,203	47,798

Operating expenses:
Selling, general and administrative expenses	21,743	24,713
Research and development expenses	1,567	1,731
Other post employment benefit plan settlement gain	(1,467)	—
Restructuring costs	1,872	733

	23,715	27,177

Income from operations	8,488	20,621

Other non-operating income and expense:
Interest expense, net	6,349	7,441
Other non-operating income, net	(162)	(626)

	6,187	6,815

Income from continuing operations before income taxes	2,301	13,806
Provision for income taxes	883	4,849

Net income from continuing operations	1,418	8,957

Net loss from discontinued operations, net of income taxes of $124	—	(397)

Net income	$1,418	$8,560

Consolidated Statement of Comprehensive (Loss) Income
Foreign currency translation adjustment	(2,543)	2,976

Comprehensive (loss) income	$(1,125)	$11,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(Unaudited)

	Quarter ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities
Net income	$1,418	$8,560
Adjustments to reconcile net income to net cash flows:
Depreciation	4,158	4,105
Amortization of intangible assets	1,361	1,435
Amortization and write-offs of deferred loan costs	430	599
Gain on foreign currency, net	(201)	(374)
Accretion of debt discount, net	154	179
Fixed asset impairment	749	—
Loss on sale of fixed assets	—	128
Other post employment benefit plan settlement gain	(1,467)	—
Stock based compensation	977	416
Changes in assets and liabilities:
Trade receivables	(2,258)	(15,986)
Inventories	8,072	413
Accounts payable and accrued liabilities	(306)	5,699
Other current assets and liabilities	(1,539)	(1,626)
Other operating assets and liabilities	4	329

Net cash provided by operating activities	11,552	3,877

Cash flows from investing activities
Purchase of property, plant and equipment	(1,821)	(4,494)
Proceeds from sale of Electronics Division	—	17,000

Net cash provided by (used in) investing activities	(1,821)	12,506

Cash flows from financing activities
Payments on Senior Notes	—	(1,346)
Net payments reveived from (made on behalf) of Parent	—	11,902
Payments on Revolving Credit Agreement	—	(1,723)
Payment on mortgages	(120)	(133)
Payment on capital leases	(179)	(256)

Net cash used in financing activities	(299)	8,444

Effect of exchange rate changes on cash and cash equivalents	(102)	228

Net change in cash and cash equivalents	9,330	25,055
Cash and cash equivalents at beginning of year	52,072	33,906

Cash and cash equivalents at end of period	$61,402	$58,961

Cash paid during the period for:
Interest	$538	$3,234
Income taxes	$140	$2,489
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
1. Organization and Nature of Operations
Altra Industrial Motion, Inc. (“the Company”) is a wholly owned subsidiary of Altra Holdings, Inc. (“Parent” or “Holdings”) whose common stock trades on the NASDAQ Global Market under the symbol “AIMC”. The Company is headquartered in Braintree, Massachusetts and is a leading multi-national designer, producer and marketer of a wide range of mechanical power transmission products. The Company brings together strong brands covering over 40 product lines with production facilities in eight countries and sales coverage in over 70 countries. The Company’s leading brands include Boston Gear, Warner Electric, TB Wood’s, Formsprag Clutch, Ameridrives Couplings, Industrial Clutch, Kilian Manufacturing, Marland Clutch, Nuttall Gear, Stieber Clutch, Wichita Clutch, Twiflex Limited, Bibby Transmissions, Matrix International, Inertia Dynamics, Huco Dynatork, and Warner Linear.
2. Basis of Presentation
The Company was formed on November 30, 2004 following acquisitions of certain subsidiaries of Colfax Corporation (“Colfax”) and The Kilian Company (“Kilian”). During 2006, the Company acquired Hay Hall Holdings Limited (“Hay Hall”) and Bear Linear (“Warner Linear”). On April 5, 2007, the Company acquired TB Wood’s Corporation (“TB Wood’s”), and on October 5, 2007, the Company acquired substantially all of the assets of All Power Transmission Manufacturing, Inc. (“All Power”). These acquisitions are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated financial statements as of March 28, 2009 and for the quarters ended March 28, 2009 and March 29, 2008.
The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
3. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Financial Staff Positions (“FSP”): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of these pronouncements.
In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for its non-financial assets and liabilities.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
In December 2007, the FASB issued Statement of Financial Accounting Standards, (“SFAS”) No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of SFAS 141R, in-process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. The Company expects SFAS 141R will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects EITF 08-7 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date.
4. Discontinued Operations
On December 31, 2007, the Company completed the divestiture of the TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
In connection with the sale of the Electronics Division, the Company entered into a transition services agreement. Pursuant to the Agreement, the Company provided services such as sales support, warehousing, accounting and IT services to Vacon. The Company recorded the income received as an offset to the related expense of providing the service. During the first quarter of 2008, $0.2 million was recorded against cost of sales and $0.4 million as an offset to selling, general and administrative. No transition services have been provided in 2009. The Company recorded $0.2 million of lease income in other income in the condensed consolidated statement of income during each of the quarter to date periods ended March 28, 2009 and March 29, 2008.
Loss from discontinued operations in the first quarter of 2008 was comprised of a working capital adjustment, net of taxes.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
5. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at March 28, 2009 and December 31, 2008 consisted of the following:

	March 28,	December 31,
	2009	2008
Raw Materials	30,483	$31,925
Work in process	19,328	21,310
Finished goods	39,951	45,175

Inventories	$89,762	$98,410
Approximately 13% of total inventories at March 28, 2009 were valued using the LIFO method. The Company recorded an adjustment of less than $0.1 million and an adjustment of $0.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the quarters ended March 28, 2009 and March 29, 2008, respectively.
All LIFO inventory acquired as part of the TB Wood’s acquisition was valued at the estimated fair market value less costs to sell. The adjustment resulted in a $1.7 million increase in the carrying value of the inventory at the time of acquisition. If the LIFO inventory was accounted for using the FIFO method, the inventory balance would be $1.5 million higher.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
A roll forward of goodwill from December 31, 2008 through March 28, 2009 was as follows:
Goodwill

Balance December 31, 2008	$77,497
Impact of changes in foreign currency	(565)

Balance March, 28, 2009	$76,932

Other intangible assets as of March 28, 2009 and December 31, 2008 consisted of the following:

	March 28, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other Intangible assets
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	16,193	62,038	15,065
Product technology and patents	5,435	3,344	5,435	3,111
Impact of changes in foreign currency	(1,042)	—	(688)	—

Total intangible assets	$97,161	$19,537	$97,515	$18,176

The Company recorded $1.4 million of amortization expense for each of the quarters ended March 28, 2009 and March 29, 2008.
The estimated amortization expense for intangible assets is approximately $4.1 million for the remainder of 2009 and $5.4 million in each of the next four years and then $23.4 million thereafter.
7. Assets Held for Sale
During the fourth quarter of 2007, management entered into a plan to exit the building located in Stratford, Canada. The operations of that facility, which was acquired as part of the TB Wood’s acquisition, was integrated into certain of the Company’s other existing facilities in 2008. As of March 28, 2009, the asset remains classified as an asset held for sale in the condensed consolidated balance sheet.
As of December 31, 2008, management planned to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were previously the operating facilities for the Electronics Division which was divested on December 31, 2007. The Company leases the space to Vacon.
In the first quarter of 2009, due to current real estate market conditions in Scotland, Pennsylvania and Chattanooga, Tennessee, the Company has reevaluated the classification of these buildings as assets held for sale and reclassified the buildings with a net book value of $3.5 million, to held and used. As a result of the change in classification, the Company recorded a catch-up depreciation adjustment of $0.2 million.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
8. Warranty Costs
Changes in the carrying amount of accrued product warranty costs for the quarters ended March 28, 2009 and March 29, 2008 are as follows:

	March 28, 2009	March 29, 2008

Balance at beginning of period	$4,254	$4,098
Accrued warranty costs	241	608
Payments and adjustments	(395)	(1,493)

Balance at end of period	$4,100	$3,213

9. Income Taxes
The estimated effective income tax rates recorded for the quarters ended March 28, 2009 and March 29, 2008 were based upon management’s best estimate of the effective tax rate for the entire year. The change in the effective tax rate for continuing operations from 35.1% at March 29, 2008 to 38.4% at March 28, 2009, principally relates to a change in the earnings mix among tax jurisdictions. The 2009 tax rate differs from the statutory rate due to the impact of non-U.S. tax rates and permanent differences.
At March 28, 2009, the Company had $8.1 million of unrecognized tax benefits. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income and comprehensive (loss) income. At both December 31, 2008 and March 28, 2009, the Company had $2.7 million and $3.2 million of accrued interest and penalties, respectively. The Company accrued $0.1 million of interest and no penalties during the first quarter of 2009.
10. Pension and Other Employee Benefits
Defined Benefit (Pension) and Post-retirement Benefit Plans
The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized, active employees. In March 2009, the Company reached a new collective bargaining agreement with the union at the its Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the applicable other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available to retired and active employees. This resulted in an OPEB settlement gain of $1.5 million in the quarter ended March 28, 2009. In addition, no additional years of credited service will be accrued on the defined benefit pension plan effective February 28, 2009. There was no curtailment gain or loss as a result of the change in the pension.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters ended March 28, 2009 and March 29, 2008:

	Pension Benefits		Other Benefits
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Service cost	$16	$16	$3	$15
Interest cost	365	378	19	52
Expected return on plan assets	(327)	(326)	—	—
Amortization of prior service income	—	—	(245)	(243)
Amortization of net gain	—	—	(7)	(6)
Settlement gain	—	—	(1,467)	—

Net periodic benefit cost (income)	$54	$68	$(1,697)	$(182)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
11. Debt
Long-term debt obligations at March 28, 2009 and December 31, 2008 were as follows:

	March 28, 2009	December 31, 2008

Revolving Credit Agreement	$—	$—
TB Wood’s Credit Agreement	6,000	6,000
Overdraft agreements	—	—
9% Senior Secured Notes	242,500	242,500
11.25% Senior Notes	4,680	4,706
Variable rate demand revenue bonds	5,300	5,300
Mortgages	2,038	2,257
Capital leases	2,454	2,672
Less: debt discount, net	(1,758)	(1,912)

Total long-term debt	$261,214	$261,523

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
Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Revolving Credit Agreement. The Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (when availability under the line falls below $12.5 million) and imposes customary affirmative covenants and restrictions on the Company. There were no borrowings under the Revolving Credit Agreement at March 28, 2009 and December 31, 2008. However, the lender had issued $7.6 million of outstanding letters of credit as of March 28, 2009 and December 31, 2008, respectively, under the Revolving Credit Agreement.
The interest rate on any outstanding borrowings on the line of credit are the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit are 1.5% and .25% on any unused availability under the Revolving Credit Agreement.
TB Wood’s Credit Agreement
As of March 28, 2009 and December 31, 2008, there were $6.2 million and $6.0 million of outstanding letters of credit under the TB Wood’s Credit Agreement, respectively. All borrowing under the TB Wood’s Credit Agreement are due on November 30, 2010. The interest rate on any outstanding borrowings on the line of credit are the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points.
Overdraft Agreements
Certain foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of March 28, 2009 or December 31, 2008 under any of the overdraft agreements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
9% Senior Secured Notes
The Company issued 9% Senior Secured Notes (“Senior Secured Notes”), with a face value of $270.0 million. Interest on the Senior Secured Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, at an annual rate of 9%. The Senior Secured Notes mature on December 1, 2011 unless previously redeemed.
The effective interest rate on the Senior Secured Notes is approximately 9.6% after consideration of the amortization of $5.5 million net discount (included in long-term debt) and $6.5 million of deferred financing costs (included in other assets).
The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain many terms, covenants and conditions, which impose substantial limitations on the Company.
11.25% Senior Notes
The Company issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes is payable semi-annually, in arrears, on August 15 and February 15 of each year, at an annual rate of 11.25%. The effective interest rate on the Senior Notes is approximately 12.4%, after consideration of the $2.6 million of deferred financing costs (included in other assets). The Senior Notes mature on February 13, 2013 unless previously redeemed.
The Senior Notes are guaranteed on a senior unsecured basis by the Company’s U.S. domestic subsidiaries. The Senior Notes contain many terms, covenants and conditions, which impose substantial limitations on the Company.
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed the obligation to make payments due under certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had borrowed approximately $3.0 million and $2.3 million through the issuance of Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and the City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% interest on March 28, 2009), and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in those cities, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.
As of December 31, 2008, the Company planned to sell the building in Chattanooga, Tennessee. According to the terms of the indenture and lease, before the Company can acquire the building, free of all encumbrances, the outstanding debt under the Variable Rate Demand Revenue Bonds must be paid in full. As a result, the debt was classified as a current liability on the condensed consolidated balance sheet as of December 31, 2008.
In the first quarter of 2009, due to current real estate market conditions in Scotland, Pennsylvania and Chattanooga, Tennessee, the Company reevaluated the classification of these buildings as assets held for sale and reclassified the buildings to held and used. As a result of the change in classification, the Company reclassified the debt associated with the Chattanooga property to long-term debt on the condensed consolidated balance sheet.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. As of March 28, 2009 and December 31, 2008, the mortgage had a remaining principal balance outstanding of €1.5 million, or $2.0 million, and €1.6 million, or $2.3 million, respectively, and an interest rate of 5.75%. The mortgage is payable in monthly installments over 15 years.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt.
12. Stockholder’s Equity
The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc., the Company’s parent and sole shareholder.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Stock-Based Compensation
In 2005, Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial statements on a straight-line basis over the service period of the grant. All awards to date have been in the form of restricted stock. Compensation expense recorded during the quarters ended March 28, 2009 and March 29, 2008 was $1.0 million ($0.6 million net of tax) and $0.4 million ($0.3 million net of tax), respectively. The remaining unrecognized compensation cost is approximately $3.0 as of March 28, 2009, and will be recognized over a weighted average remaining period of three years.
13. Related-Party Transactions
Joy Global Sales
One of the Company’s directors had been an executive of Joy Global, Inc. until his resignation from the executive position on March 3, 2008. The Company sold approximately $1.3 million to divisions of Joy Global, Inc. in the quarter ended March 29, 2008. Other than his former position as an executive of Joy Global, Inc., the Company’s director has no interest in sales transactions between the Company and Joy Global, Inc.
14. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the quarters ended March 28, 2009 and March 29, 2008.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international or well established financial institutions.
The Company has one reportable segment for the development, manufacturing and sales of mechanical transmission products. The Company operates its business in multiple operating segments that are aggregated to represent one reportable segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).
Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended
	March 28,	March 29,
	2009	2008

North America (primarily U.S.)	$91,603	$118,703
Europe	27,679	38,239
Asia and other	5,258	6,240

Total	$124,540	$163,182

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
The net assets of foreign subsidiaries at March 28, 2009 and December 31, 2008 were $75.0 million and $73.5 million, respectively.
15. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings, management believes that it will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company. As of March 28, 2009, there were no product liability claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for product liability losses at those dates.
The Company is indemnified under the terms of certain acquisition agreements for certain pre-existing matters up to agreed upon limits.
16. Restructuring, Asset Impairment and Transition Expenses
During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The TB Wood’s Plan was initially formulated at the time of the TB Wood’s acquisition and therefore the accrual was recorded as part of purchase accounting.
The Company has not incurred any additional expenses related to either the Altra Plan or the TB Wood’s Plan in 2009. The Company’s restructuring expense, by major component for the quarter ended March 29, 2008 was as follows:

		TB Wood’s
	Altra Plan	Plan	Total

Expenses
Other cash expenses	$—	$—	$—
Moving and relocation	122	61	183
Severance	480	—	480

Total cash expenses	602	61	663

Non-cash asset impairment and loss on sale of fixed asset	70	—	70

Total restructuring expenses	$672	$61	$733

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
In March 2009, the Company adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The plan will improve operational efficiency by reducing headcount and consolidating facilities. We expect the cost of consolidating these facilities to total between $10 to $12 million and between $2.1 million and $2.5 million related to reducing headcount. The Company’s total restructuring expense related to headcount reductions as of the quarter ended March 28, 2009 was $1.1 million. The Company expects to incur between an additional $1.0 million and $1.5 million of restructuring expense related to headcount reductions.
On April 7, 2009, the Company announced that it would be closing its facility in Mt. Pleasant, Michigan and relocating the manufacturing to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $1.4 million was written down to the fair value of $0.7 million, resulting in an impairment charge of $0.7 million. In accordance with SFAS 157, the Company estimated the fair value using observable inputs (level 2). The relocation is expected to be completed by the end of 2009.
The expense is classified by major component as follows:

2009 Altra Plan

Expenses:
Other cash expenses	$7
Severance	1,116

Total cash expenses	1,123

Non-cash asset impairment and loss on sale of fixed asset	749

Total restructuring expenses	$1,872

The following is a reconciliation of the accrued restructuring costs between December 31, 2008 and March 28, 2009:

All Plans

Balance at December 31, 2008	$1,297
Restructuring expense incurred	1,123
Cash payments	(1,341)

Balance at March 28, 2009	$1,079

17. Guarantor Subsidiaries
The following tables present separately the financial position, results of operations, and cash flows for the Company for: (a) the subsidiaries of the Company that are guarantors of the Senior Secured Notes, which are all 100% owned U.S. domestic subsidiaries of the Company (Guarantor Subsidiaries), and (b) the subsidiaries of the Company that are not guaranteeing the Senior Secured Notes, which include all non-domestic subsidiaries of the Company (Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors. The Senior Secured Notes were entered into and issued in connection with the acquisition of Colfax, TB Woods and Kilian.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
March 28, 2009

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,902	$(2,425)	$25,925	$—	$61,402
Trade receivables, less allowance for doubtful accounts	—	44,417	26,643	—	71,060
Loans receivable from related parties	—	120,138	—	(120,138)	—
Inventories	—	63,939	25,823	—	89,762
Deferred income taxes	—	7,835	—	—	7,835
Assets held for sale	—	—	1,161	—	1,161
Prepaid expenses and other current assets	—	5,631	692	—	6,323

Total current assets	37,902	239,535	80,244	(120,138)	237,543

Property, plant and equipment, net	852	77,670	31,171	—	109,693
Intangible assets, net	—	61,445	16,179	—	77,624
Goodwill	—	58,016	18,916	—	76,932
Deferred income taxes	—	—	461	—	461
Investment in subs	428,304	—	—	(428,304)	—
Other non-current assets	3,513	3,617	42	—	7,172

Total assets	$470,571	$440,283	$147,013	$(548,442)	$509,425

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$1,830	$18,850	$9,926	$—	$30,606
Accrued payroll	1,204	6,190	6,280	—	13,674
Accruals and other current liabilities	8,417	9,793	5,717	—	23,927
Deferred income taxes	—	—	6,906	—	6,906
Current portion of long-term debt	—	643	407	—	1,050
Loans payable to related parties	85,646	—	34,492	(120,138)	—

Total current liabilities	97,097	35,476	63,728	(120,138)	76,163

Long-term debt — less current portion and net of unacreted discount and premium	245,422	12,771	1,971	—	260,164
Deferred income taxes	—	20,822	2,338	—	23,160
Pension liablities	—	8,984	2,797	—	11,781
Other post retirement benefits	—	572	—	—	572
Long-term taxes payables	—	8,087	—	—	8,087
Other long-term liabilities	530	259	1,187	—	1,976
Total stockholder’s equity	127,522	353,312	74,992	(428,304)	127,522

Total liabilities and stockholder’s equity	$470,571	$440,283	$147,013	$(548,442)	$509,425

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
December 31, 2008

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,134	$(2,702)	$27,640	$—	$52,072
Trade receivable, less allowance for doubtful accounts	—	41,051	27,752	—	68,803
Loan receivable from related parties	—	112,900	—	(112,900)	—
Inventories	—	71,304	27,106	—	98,410
Deferred income taxes	—	7,923	109	—	8,032
Assets held for sale	—	3,515	1,161	—	4,676
Prepaid expenses and other current assets	1,793	4,373	(842)	—	5,324

Total current assets	28,927	238,364	82,926	(112,900)	237,317

Property, plant and equipment, net	838	76,586	32,796	—	110,220
Intangible assets, net	—	62,481	16,858	—	79,339
Goodwill	—	58,016	19,481	—	77,497
Deferred income taxes	—	—	495	—	495
Investments in subsidiaries	423,121	—	—	(423,121)	—
Other non-current assets	3,857	3,628	36	—	7,521

Total assets	$456,743	$439,075	$152,592	$(536,021)	$512,389

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,292	$19,813	$11,785	$—	$33,890
Accrued payroll	2,731	6,879	7,165	—	16,775
Accruals and other current liabilities	3,506	8,972	6,277	—	18,755
Deferred income taxes	—	—	6,906	—	6,906
Current portion of long-term debt	—	2,925	466	—	3,391
Loans payable to related parties	75,251	—	37,649	(112,900)	—

Total current liabilities	83,780	38,589	70,248	(112,900)	79,717

Long-term debt — less current portion and net of unacreted discount and premium	245,293	10,640	2,199	—	258,132
Deferred income taxes	—	20,822	2,514	—	23,336
Pension liablities	—	8,922	2,932	—	11,854
Other post retirement benefits	—	2,270	—	—	2,270
Long-term taxes payables	—	7,976	—	—	7,976
Other long-term liabilities	—	241	1,193	—	1,434
Total stockholder’s equity	127,670	349,615	73,506	(423,121)	127,670

Total liabilities and stockholder’s equity	$456,743	$439,075	$152,592	$(536,021)	$512,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Quarter Ended March 28, 2009
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$93,541	$38,282	$(7,283)	$124,540
Cost of sales	—	72,396	27,224	(7,283)	92,337

Gross profit	—	21,145	11,058	—	32,203
Selling, general and administrative expenses	—	13,946	7,797	—	21,743
Research and development expenses	—	1,030	537	—	1,567
Other post employment benefit plan settlement	—	(1,467)	—	—	(1,467)
Restructuring costs	—	1,514	358	—	1,872

Income from operations	—	6,122	2,366	—	8,488
Interest expense, net	6,050	250	49	—	6,349
Other non-operating (income) expense, net	(124)	4	(42)	—	(162)
Equity in earnings of subsidiaries	5,183	—	—	(5,183)	—

Income (loss) from continuing operations before income taxes	(743)	5,868	2,359	(5,183)	2,301
Provision (benefit) for income taxes	(2,161)	2,171	873	—	883

Net income	1,418	3,697	1,486	(5,183)	1,418

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended March 29, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$120,331	$56,120	$(13,269)	$163,182
Cost of sales	—	88,864	39,789	(13,269)	115,384

Gross profit	—	31,467	16,331	—	47,798
Selling, general and administrative expenses	—	15,396	9,317	—	24,713
Research and development expenses	—	1,062	669	—	1,731
Restructuring costs	—	496	237	—	733

Income from operations	—	14,513	6,108	—	20,621
Interest expense, net	6,754	609	78	—	7,441
Other non-operating (income) expense, net	146	(155)	(617)	—	(626)
Equity in earnings of subsidiaries	13,062	—	—	(13,062)	—

Income from continuing operations before income taxes	6,162	14,059	6,647	(13,062)	13,806
Provision (benefit) for income taxes	(2,398)	4,921	2,326	—	4,849

Net income from continuing operations	8,560	9,138	4,321	(13,062)	8,957
Net loss from discontinued operations	—	(397)	—	—	(397)

Net income	$8,560	$8,741	$4,321	$(13,062)	$8,560

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to date period ended March 28, 2009
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,418	$3,697	$1,486	$(5,183)	$1,418
Undistributed Equity in subsidiaries	$(5,183)			$5,183	$—
Adjustments to reconcile net income to net cash flows:
Depreciation	38	3,103	1,017	—	4,158
Amortization of intangible assets	—	1,032	329	—	1,361
Amortization and write-offs of deferred loan costs	345	85	—	—	430
Gain on foreign currency, net	(201)	—	—	—	(201)
Accretion of debt discount and premium, net	154	—		—	154
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Fixed asset impairment	—	749	—	—	749
Stock based compensation	—	977	—	—	977
Changes in assets and liabilities:
Trade receivables	—	(2,872)	614	—	(2,258)
Inventories	—	7,365	707	—	8,072
Accounts payable and accrued liabilities	3,392	(1,550)	(2,148)	—	(306)
Other current assets and liabilities	1,793	(1,418)	(1,914)	—	(1,539)
Other operating assets and liabilities	60	(56)	—	—	4

Net cash provided by operating activities	1,816	9,645	91	—	11,552

Cash flows from investing activities
Purchase of fixed assets	(52)	(1,442)	(327)	—	(1,821)

Net cash used in investing activities	(52)	(1,442)	(327)	—	(1,821)

Cash flows from financing activities
Payments on mortgages	—	—	(120)	—	(120)
Payment on capital leases	—	(151)	(28)	—	(179)
Change in affiliate debt	9,004	(7,775)	(1,229)	—	—

Net cash provided by (used in) financing activities	9,004	(7,926)	(1,377)	—	(299)

Effect of exchange rate changes on cash and cash equivalents	—	—	(102)	—	(102)

Net change in cash and cash equivalents	10,768	277	(1,715)	—	9,330
Cash and cash equivalents at beginning of year	27,134	(2,702)	27,640	—	52,072

Cash and cash equivalents at end of period	$37,902	$(2,425)	$25,925	$—	$61,402

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Quarter ended March 29, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$8,560	$8,741	$4,321	$(13,062)	$8,560
Undistributed equity in earnings of subsidiaries	$(13,062)	$—	$—	$13,062	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	—	2,705	1,400	—	4,105
Amortization of intangible assets	—	1,029	406	—	1,435
Amortization and write-offs of deferred loan costs	418	181	—	—	599
Loss on foreign currency, net	(171)	—	(203)	—	(374)
Accretion of debt discount and premium, net	179	—	—	—	179
Loss on sale of fixed assets	—	128	—	—	128
Stock based compensation	416	—	—	—	416
Changes in assets and liabilities:
Trade receivables	—	(9,125)	(6,861)	—	(15,986)
Inventories	—	687	(274)	—	413
Accounts payable and accrued liabilities	3,449	(350)	2,600	—	5,699
Other current assets and liabilities	257	(1,267)	(616)	—	(1,626)
Other operating assets and liabilities	(181)	133	377	—	329

Net cash (used in) provided by operating activities	(135)	2,862	1,150	—	3,877

Cash flows from investing activities
Purchase of fixed assets	—	(3,397)	(1,097)	—	(4,494)
Proceeds from the sale of Electronics	17,000	—	—	—	17,000

Net cash (used in) provided by investing activities	17,000	(3,397)	(1,097)	—	12,506

Cash flows from financing activities
Payments on senior notes	(1,346)	—	—	—	(1,346)
Payments on revolving credit agreement	—	(1,723)	—	—	(1,723)
Payments received from Parent Company	11,902	—	—	—	11,902
Payments on mortgages	—	—	(133)	—	(133)
Change in affiliate debt	11,692	(1,331)	(10,361)	—	—
Payment on capital leases	—	(154)	(102)	—	(256)

Net cash (used in) provided by financing activities	22,248	(3,208)	(10,596)	—	8,444

Effect of exchange rate changes on cash and cash equivalents	—	—	228	—	228

Net change in cash and cash equivalents	39,113	(3,743)	(10,315)	—	25,055
Cash and cash equivalents at beginning of year	4,571	(492)	29,827	—	33,906

Cash and cash equivalents at end of period	$43,684	$(4,235)	$19,512	$—	$58,961

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. should be read together with the audited financial statements of Altra Industrial Motion, Inc. and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Forward-Looking Statements.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
General
We are a leading global designer, producer and marketer of a wide range of mechanical power transmission and motion control products with a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct original equipment manufacturers (“OEM”) and over 3,000 distributor outlets. We are headquartered in Braintree, Massachusetts.
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
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. During November and December 2008, we saw a significant change in economic conditions both in North America and internationally as most of our end markets experienced dramatic downturns. During the fourth quarter of 2008, we began to see several of our distributors and OEM customers implement inventory reduction programs which have continued throughout the first quarter of 2009. Due to the inability to predict the duration and severity of the current global economic downturn, our visibility regarding the outlook for our markets and business during 2009 is limited. Assuming that the downturn continues, we expect continued weakness in our order rates for the remainder of 2009 in almost all of our end markets.
In response to the continued challenging economic conditions of 2009, we have taken and continue to take swift and aggressive actions to reduce our expenses and maximize near-term profitability. Our cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. In 2009, we expect to reduce our world-wide headcount by approximately 325 employees. Effective in February 2009, the Company’s discretionary 401(k) match was suspended and a temporary reduction in executive compensation was initiated. We also have announced a general hiring freeze, that all non-union employee salaries will be frozen for at least twelve months and reduced work schedules. During the first quarter of 2009, we incurred $1.1 million of restructuring expense and we expect to incur an additional $1.0 and $1.5 million of expenses associated with the workforce reduction.
In an effort to reduce costs and become more efficient, we are closing up to six manufacturing plants during the next 15 months. We estimate the cost of consolidating these facilities will total between $10 and $12 million which includes reducing world-wide headcount by an additional 100 employees.
In addition, we have accelerated procurement and other cost reduction efforts. We expect the resulting savings to continue through the remainder of 2009.
We will continue our strong focus on working capital management and cash flow generation with the intent of improving our liquidity by reducing inventory levels and improving A/R collection times. As of March 28, 2009, we have a cash balance of $61.4 million.

This outlook presents management’s expectations, however, although we believe they are reasonable, our expectations may not be correct and our plans may change. As with any forward-looking statements, there are inherent risks and uncertainties that could cause actual results to differ from present plans or expectations and such differences could be material.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2008. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Financial Staff Positions (“FSP”): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the impact of these pronouncements.
In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for our non-financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets (including in-process research and development) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the adoption of SFAS 141R, in-process research and development was immediately expensed. In addition, under SFAS 141R all acquisition costs are expensed as incurred. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS 141 until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.
In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.
In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date.

Results of Operations

	Quarter Ended
	March 28,	March 29,
(In thousands)	2009	2008
Net sales	$124,540	$163,182
Cost of sales	92,337	115,384

Gross profit	32,203	47,798
Gross profit percentage	25.9%	29.3%
Selling, general and administrative expenses	21,743	24,713
Research and development expenses	1,567	1,731
Other post employment benefit plan settlement gain	(1,467)	—
Restructuring costs	1,872	733

Income from operations	8,488	20,621
Interest expense, net	6,349	7,441
Other non-operating income, net	(162)	(626)

Income from continuing operations before income taxes	2,301	13,806
Provision for income taxes	883	4,849

Income from continuing operations	1,418	8,957

Net loss from discontinued operations, net of income taxes of $124	—	(397)

Net income	$1,418	$8,560

Quarter Ended March 28, 2009 Compared with Quarter Ended March 29, 2008
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Net sales	$124,540	$163,182	$(38,642)	-23.7%
The decrease in sales is primarily due to the overall economic decline which has impacted almost all of our end markets and industries. On a constant currency basis, sales decreased $30.3 million or 18.5%. Until worldwide economic conditions improve, we expect continued weakness in our order rates.

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Gross Profit	$32,203	$47,798	$(15,595)	-32.6%
Gross Profit as a percent of sales	25.9%	29.3%

The decrease in gross profit is due to the significant decrease in sales. As a result of our decrease in sales, we have less leverage on our fixed costs. On a constant currency basis, gross profit decreased $12.6 million or 28.0%. We have taken actions to reduce our expenses and maximize near-term profitability, however we expect our 2009 gross profit as a percentage of sales to decrease when compared to 2008.

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Selling, general and administrative expense (“SG&A”)	$21,743	$24,713	$(2,970)	-12.0%
SG&A as a percent of sales	17.5%	15.1%
The decrease in SG&A is due to our strong cost reduction actions which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs. In addition, as a result of the decreased sales volume we have seen a reduction in outside sales representative commission costs. However, due to the significant decrease in sales, SG&A as a percent of sales increased despite our cost reductions. During the remainder of 2009, we expect to continue to reduce our SG&A costs through plant consolidations, additional headcount reductions and expense elimination.

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Research and development expenses (“R&D”)	$1,567	$1,731	$(164)	-9.5%
R&D represents approximately 1% of sales in both periods.

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Restructuring expenses	$1,872	$733	$1,139	155.4%
During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (“Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (“TB Wood’s Plan”). We recorded approximately $0.7 million in the first quarter of 2008 of restructuring expenses for moving and relocation, severance and non-cash asset impairment. There were no costs related to this plan incurred in 2009.
In March 2009, we adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The plan will improve operational efficiency by reducing headcount and consolidating certain facilities. During the first quarter of 2009, we recorded $1.1 million of restructuring expense related to severance and $0.7 million related to a non-cash impairment charge on a facility in Mt. Pleasant, Michigan that we plan on exiting. We expect to incur between $11 million and $13.5 million of additional restructuring charges related to this plan.

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Interest Expense, net	$6,349	$7,441	$(1,092)	-14.7%

Net interest expense decreased due to the lower average outstanding balance of the Senior Secured Notes. In addition, in the first quarter of 2008 we paid a premium of $0.1 million associated with the repurchase of £0.7 million of Senior Notes and wrote-off $0.1 million of deferred financing costs.
Other post employment benefit plan settlement gain
In March 2009, we reached a new collective bargaining agreement with the union at our Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the existing other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available for retired and active employees. This resulted in an OPEB settlement gain of $1.5 million in the quarter ended March 28, 2009.

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Other non-operating income, net	$(162)	$(626)	$464	-74%
Other non-operating income for both quarters included rental income of $0.2 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division. This amount is offset by an adjustment to the assets that had previously been held for sale. During the first quarter of 2009, we reclassified two buildings out of assets held for sale to assets held and used. We recorded a cumulative catch up of depreciation expense of $0.2 million. The remaining balance in each period relates to changes in foreign currency, primarily the Great British Pound and Euro.

	Quarter Ended
	March 28,	March 29,
	2009	2008	Change	%

Provision for income taxes, continuing operations	$883	$4,849	$(3,966)	-81.8%
Provision for income taxes as a % of income before taxes	38.4%	35.1%
The 2009 provision for income taxes, as a percentage of income before taxes, was higher than that of 2008, primarily due to the lower income in low tax rate jurisdictions.
Discontinued Operations
On December 31, 2007, the Company completed the divestiture of the TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
The $0.4 million loss from discontinued operations in the first quarter of 2008 was comprised of a working capital adjustment, net of taxes.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Revolving Credit Agreement. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, expenditures in connection with restructuring activities and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Revolving Credit Agreement, attempt to refinance and borrow additional funds under our 11 1/4% Senior Notes and 9% Senior Secured Notes, or raise capital in equity markets. Presently, we have capacity under the Revolving Credit Agreement to borrow $22.4 million. Of this total capacity, we can borrow up to approximately $9.9 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 9% Senior Secured Notes, we would incur a pre-payment premium of 4.5% of the principal balance through December 1, 2009, 2.5% through December 1, 2010 and 0% after that date. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.
Net Cash

	March 28, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$61,402	$52,072
Cash and cash equivalents increased $9.3 million in the quarter ended March 28, 2009 due to the following:
Net cash provided by operating activities for the quarter ended March 28, 2009 of $11.6 million resulted mainly from cash provided by net income of $1.4 million, plus the add-back of non-cash depreciation, amortization, stock based compensation, accretion of debt discount, net, deferred financing costs and a fixed asset impairment charge of $7.8 million. In addition, there was a net decrease in working capital of $4.0 million. This was offset by a gain from foreign currency and a non-cash OPEB curtailment gain of $1.5 million.
Net cash used in investing activities of $1.8 million for the quarter ended March 28, 2009 resulted from the purchase of manufacturing equipment.
Net cash used by financing activities of $0.3 million for the quarter ended March 28, 2009 consisted of payments of capital lease obligations of $0.2 million and $0.1 million of payments on mortgages.

Liquidity

	Amounts in millions
	March 28, 2009		December 31, 2008
Debt:
Revolving Credit Agreement	$—		$—
TB Wood’s Credit Agreement	6.0		6.0
Overdraft agreements	—		—
9% Senior Secured Notes	242.5		242.5
11.25% Senior Notes	4.7		4.7
Variable rate demand revenue bonds	5.3		5.3
Mortgages	2.0		2.3
Capital leases	2.5		2.6

Total Debt	$263.0		$263.4
Cash	$61.4		$52.1
Net Debt	$201.6	61.3%	$211.3	62.3%

Stockholders’ Equity	$127.5	38.7%	$127.7	37.7%
Total Capitalization	$329.1	100%	$339.0	100%
As of March 28, 2009, we had approximately $263.0 million of total indebtedness outstanding including capital leases and mortgages. Approximately 96% of our borrowings are fixed rate loans and therefore we do not believe that our vulnerability to interest rate changes is significant.
Our Revolving Credit Agreement provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit through November 30, 2010. As of March 28, 2009, there were no outstanding borrowings, but there were $7.6 million of outstanding letters of credit issued under our Revolving Credit Agreement.
We had $6.0 million of principal borrowings outstanding and $6.2 million of outstanding letters of credit as of March 28, 2009 under the TB Wood’s $13.0 million Revolving Credit Agreement, which is due in 2010.
We made capital expenditures of approximately $1.8 million and $4.5 million in the quarters ended March 28, 2009 and March 29, 2008, respectively. These capital expenditures were used to support on-going manufacturing requirements. We expect to have additional capital expenditures of between $4.2 million and $6.2 million for the remainder of 2009.
We have cash funding requirements associated with our pension plan which are estimated to be $1.1 million for the remainder of 2009, $1.5 million for 2010, $1.5 million for 2011, $1.5 million for 2012 and $1.5 million for 2013.
Our ability to make scheduled payments of principal and interest, to fund planned capital expenditures and to meet our pension plan funding obligations will depend on our ability to generate cash in the future. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Agreement will be adequate to meet our future liquidity requirements for at least the next two years. However, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurance that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including our Revolving Credit Agreement and the notes as they become due. Our ability to access capital in the long term will depend on the availability of capital markets and pricing on commercially reasonable terms, if at all, at the time we are seeking funds. See the Risk factor entitled “Our leverage could adversely affect our financial health and make us vulnerable to adverse economic and industry conditions” in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of the factors that may affect our liquidity. In addition, our ability to borrow funds under our Revolving Credit Agreement will depend on our ability to satisfy the financial and non-financial covenants contained in that facility.
Contractual Obligations
As of March 28, 2009, the outstanding principal balance of our Senior Notes was £3.3 million, or approximately $4.7 million. The remaining principal balance is due February 13, 2013.
As of March 28, 2009, the remaining principal balance on our Senior Secured Notes was $242.5 million. The balance is due December 1, 2011.
From time to time, we may repurchase our 9% Senior Secured Notes or our 11 1/4% Senior Notes in open market transactions or privately negotiated transactions, subject to certain restrictions in our Revolving Credit Agreement.
In connection with the TB Wood’s acquisition, we assumed the obligation to make payments under $5.3 million of variable rate demand revenue bonds. $3.0 million of these bonds mature in 2024 and $2.3 million mature in 2022. In addition, we refinanced, concurrent with the acquisition, $13.0 million then outstanding under the TB Wood’s Revolving Credit Agreement. As of March 28, 2009, there was $6.0 million outstanding, which is due in 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to changes in commodity prices principally related to metals including steel, copper and aluminum. We primarily manage the risk associated with such increases through the use of surcharges or general pricing increases for the related products. We do not engage in the use of financial instruments to hedge our commodities price exposure.
Additional information concerning market risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. There were no additional material changes in our exposure to market risk from December 31, 2008.
Item 4. Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 28, 2009.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The reader should carefully consider the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Those risk factors described elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only ones we face, but are considered to be the most material. These risk factors could cause our actual results to differ materially from those stated in forward looking statements contained in this Form 10-Q and elsewhere. All risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2008 are incorporated herein by reference.
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

ALTRA INDUSTRIAL MOTION, INC.
May 8, 2009	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	President and Chief Executive Officer

May 8, 2009	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

May 8, 2009	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Assistant Treasurer and Corporate Controller

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 16, 2005.