Form 10-Q
period 2009-09-26
Altra Industrial Motion, Inc.
filed 2009-11-10
CIK 1319916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2009, 1,000 shares of Common Stock, $.001 par value per share, were outstanding.

Item 1.	Financial Statements
ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 26, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$71,939	$52,072
Trade receivable, less allowance for doubtful accounts of $1,413 and $1,277 at September 26, 2009 and December 31, 2008, respectively	58,605	68,803
Inventories	72,255	98,410
Deferred income taxes	8,032	8,032
Assets held for sale (See Note 7)	—	4,676
Prepaid expenses and other current assets	8,860	5,324

Total current assets	219,691	237,317

Property, plant and equipment, net	107,769	110,220
Intangible assets, net	76,447	79,339
Goodwill	78,955	77,497
Deferred income taxes	495	495
Other non-current assets, net	6,319	7,521

Total assets	$489,676	$512,389

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,819	$33,890
Accrued payroll	13,438	16,775
Accruals and other current liabilities	25,533	18,755
Deferred income taxes	6,906	6,906
Current portion of long-term debt	995	3,391

Total current liabilities	72,691	79,717

Long-term debt — less current portion and net of unaccreted discount	231,633	258,132
Deferred income taxes	23,318	23,336
Pension liabilities	11,730	11,854
Other post retirement benefits	63	2,270
Long-term taxes payable	9,075	7,976
Other long-term liabilities	2,080	1,434
Commitments and contingencies (See Note 13)	—	—
Stockholder’s equity:
Common Stock (1,000 shares authorized, issued & outstanding, $0.001 par value)	—	—
Additional paid-in capital	97,829	97,829
Due to Parent	29,076	27,062
Retained earnings	27,169	26,869
Accumulated other comprehensive income	(14,988)	(24,090)

Total stockholder’s equity	139,086	127,670

Total liabilities and stockholder’s equity	$489,676	$512,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Income
Amounts in thousands
(Unaudited)

	Quarter Ended		Year to Date Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net sales	$104,766	$159,448	$341,183	$490,523
Cost of sales	76,194	113,627	250,950	346,517

Gross profit	28,572	45,821	90,233	144,006

Operating expenses:
Selling, general and administrative expenses	19,290	25,655	60,971	76,816
Research and development expenses	1,508	1,663	4,569	5,160
Other post employment benefit plan settlement gain	—	(107)	(1,467)	(276)
Restructuring costs	1,006	81	5,360	1,149
Loss on disposal of assets	516	—	516	—

	22,320	27,292	69,949	82,849

Income from operations	6,252	18,529	20,284	61,157

Other non-operating income and expense:
Interest expense, net	6,290	7,302	18,879	22,456
Other non-operating (income) expense, net	(371)	(1,408)	1,248	(2,887)

	5,919	5,894	20,127	19,569

Income from continuing operations before income taxes	333	12,635	157	41,588
Provision (benefit) for income taxes	(315)	4,000	(143)	14,127

Net income from continuing operations	648	8,635	300	27,461
Net income (loss) from discontinued operations, net of income taxes of $43 for the year to date period ended September 27, 2008	—	172	—	(224)

Net income	$648	$8,807	$300	$27,237

Consolidated Statement of Comprehensive Income
Pension Liability Adjustment	$—	$1,500	$—	$1,500
Foreign currency translation adjustment	847	(6,051)	9,102	(8,353)

Comprehensive income	$1,495	$4,256	$9,402	$20,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(Unaudited)

	Year to date ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities
Net income	$300	$27,237
Adjustments to reconcile net income to net operating cash flows:
Depreciation	12,547	12,409
Amortization of intangible assets	4,137	4,346
Amortization and write-offs of deferred financing costs	1,560	1,863
Loss (gain) on foreign currency, net	1,092	(1,597)
Accretion of debt discount, net	621	759
Loss on sale of Electronics Division	—	224
Fixed asset impairment/disposal	2,563	193
Other post employment benefit plan settlement gain	(1,467)	(276)
Stock based compensation	2,273	1,516
Changes in assets and liabilities:
Trade receivables	13,025	(14,905)
Inventories	27,626	(5,871)
Accounts payable and accrued liabilities	(11,929)	5,887
Other current assets and liabilities	71	(383)
Other operating assets and liabilities	(365)	234

Net cash provided by operating activities	52,054	31,636

Cash flows from investing activities
Purchase of property, plant and equipment	(5,105)	(12,234)
Proceeds from sale of Electronics Division	—	17,310

Net cash provided by (used in) investing activities	(5,105)	5,076

Cash flows from financing activities
Payments on Senior Notes	(4,950)	(1,346)
Payments on Senior Secured Notes	(22,200)	(27,500)
Payments on Revolving Credit Agreement	(3,000)	(1,723)
Proceeds from additional borrowings under an existing mortgage	1,467	—
Net payments to Parent	(259)	11,898
Payment on mortgages	(524)	(228)
Payment on capital leases	(614)	(779)

Net cash used in financing activities	(30,080)	(19,678)

Effect of exchange rate changes on cash and cash equivalents	2,998	(1,119)

Net change in cash and cash equivalents	19,867	15,915
Cash and cash equivalents at beginning of year	52,072	33,906

Cash and cash equivalents at end of period	$71,939	$49,821

Cash paid during the period for:
Interest	$12,419	$21,840
Income taxes	$1,033	$11,964
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
The Company’s unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 26, 2009 and December 31, 2008, results of operations for the quarter ended and year to date period ended September 26, 2009 and September 27, 2008, and cash flows for the year to date periods ended September 26, 2009 and September 27, 2008.
The Company follows a four, four, five week calendar per quarter with all quarters consisting of thirteen weeks of operations with the fiscal year end always on December 31.
3. Fair Value of Financial Instruments
The carrying values of financial instruments, including accounts receivable, accounts payable and other accrued liabilities, approximate their fair values due to their short-term maturities. The carrying amount of the 9% Senior Secured Notes was $220.3 million and $242.5 million at September 26, 2009 and December 31, 2008, respectively. The estimated fair value of the 9% Senior Secured Notes at September 26, 2009 and December 31, 2008 was $224.7 million and $232.8 million, respectively based on quoted market prices for such notes.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
4. Discontinued Operations
On December 31, 2007, the Company completed the divestiture of the TB Wood’s adjustable speed drives business (the “Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million.
In connection with the sale of the Electronics Division, the Company entered into a transition services agreement. Pursuant to the transition services agreement, the Company provided services such as sales support, warehousing, accounting and IT services to Vacon. The Company recorded the income received as an offset to the related expense of providing the service. During the quarter and year to date periods ended September 27, 2008, the Company recorded a reduction of $0.1 million and $0.3 million against cost of sales, respectively, and $0.2 million and $0.9 million as an offset to selling, general and administrative expenses, respectively. No transition services have been provided in 2009. The Company leases building space to Vacon. The Company recorded $0.1 million and $0.5 million of lease income in other income in the condensed consolidated statement of income during the quarter and year to date periods ended September 26, 2009 and September 27, 2008.
Loss from discontinued operations in the year to date period ended September 27, 2008 was comprised of a working capital adjustment, net of taxes.
5. Inventories
Inventories located at certain subsidiaries acquired in connection with the TB Wood’s acquisition are stated at the lower of cost or market, principally using the last-in, first-out (“LIFO”) method. The remaining subsidiaries are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. Inventories at September 26, 2009 and December 31, 2008 consisted of the following:

	September 26,	December 31,
	2009	2008
Raw materials	28,946	$31,925
Work in process	14,891	21,310
Finished goods	28,418	45,175

Inventories	$72,255	$98,410

Approximately 13% of total inventories at September 26, 2009 were valued using the LIFO method. The Company recorded a $0.1 million adjustment and $1.2 million adjustment as a component of cost of sales to value the inventory on a LIFO basis for the year to date periods ended September 26, 2009 and September 27, 2008, respectively. For the quarter ended September 27, 2008, the Company recorded a $0.4 million adjustment as a component of cost of sales to value the inventory on a LIFO basis.
If the LIFO inventory was accounted for using the FIFO method, the inventory balance at September 26, 2009 would be $1.5 million higher.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
6. Goodwill and Intangible Assets
Changes to goodwill from December 31, 2008 through September 26, 2009 were as follows:

Balance December 31, 2008	77,497
Impact of changes in foreign currency	1,458

Balance September 26, 2009	$78,955

Other intangible assets as of September 26, 2009 and December 31, 2008 consisted of the following:

	September 26, 2009		December 31, 2008
		Accumulated		Accumulated
Other intangible assets	Cost	Amortization	Cost	Amortization
Intangible assets not subject to amortization:
Tradenames and trademarks	$30,730	$—	$30,730	$—
Intangible assets subject to amortization:
Customer relationships	62,038	18,494	62,038	15,065
Product technology and patents	5,435	3,819	5,435	3,111
Impact of changes in foreign currency	557	—	(688)	—

Total intangible assets	$98,760	$22,313	$97,515	$18,176

The Company recorded $1.4 million of amortization expense in the quarters ended September 26, 2009 and September 27, 2008, and $4.1 million and $4.3 million for the year to date periods ended September 26, 2009 and September 27, 2008, respectively.
The estimated amortization expense for intangible assets is approximately $1.4 million for the remainder of 2009 and $5.5 million in each of the next four years and then $21.8 million thereafter.
7. Assets Held for Sale
During the fourth quarter of 2007, management entered into a plan to exit its building located in Stratford, Canada. The operations of the facility, which was acquired as part of the TB Wood’s acquisition, were integrated into certain of the Company’s other existing facilities in 2008.
In the second quarter of 2009, due to real estate market conditions in Stratford, Canada, the Company reevaluated the classification of this building as an asset held for sale and reclassified the building, with a net book value of $1.2 million, to held and used. As a result of the change in classification, the Company recorded a catch-up depreciation adjustment of $0.1 million in the second quarter of 2009.
As of December 31, 2008, management planned to exit two buildings, one in Scotland, Pennsylvania and one in Chattanooga, Tennessee. The two buildings were previously the operating facilities for the Electronics Division which was divested on December 31, 2007. The Company leases the space to Vacon.
In the first fiscal quarter of 2009, due to real estate market conditions in Scotland, Pennsylvania and Chattanooga, Tennessee, the Company reevaluated the classification of these buildings as assets held for sale and reclassified the buildings, with a net book value of $3.5 million, to held and used. As a result of the change in classification, the Company recorded a catch-up depreciation adjustment of $0.2 million in the first quarter of 2009.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
8. Income Taxes
The estimated effective income tax rates recorded for the quarters ended September 26, 2009 and September 27, 2008 were based upon management’s best estimate of the effective tax rate for the entire year. During the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority. The agreement allows the Company to fully deduct certain interest charges that had previously been classified as non deductible in 2009. The benefit from this deduction resulted in the Company recording a benefit for income taxes in the year to date and quarter to date period ended September 26, 2009.
The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction as well as in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in all these jurisdictions. With the exception of certain foreign jurisdictions, the Company is no longer subject to income tax examinations for the tax years prior to 2005. Additionally, the Company has indemnification agreements with the sellers of the Colfax, Kilian and Hay Hall entities, which provide for reimbursement to the Company for payments made in satisfaction of tax liabilities relating to pre-acquisition periods.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income. At December 31, 2008 and September 26, 2009, the Company had $2.7 million and $3.4 million of accrued interest and penalties, respectively. The Company accrued $0.4 million of interest and no penalties during the year to date period ended September 26, 2009.
9. Pension and Other Employee Benefits
Defined Benefit (Pension) and Post-retirement Benefit Plans
The Company sponsors various defined benefit (pension) and post-retirement (medical, dental and life insurance coverage) plans for certain, primarily unionized, active employees. In March 2009, the Company reached a new collective bargaining agreement with the union at its Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the applicable other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available to retired or active employees. This resulted in an OPEB settlement gain of $1.5 million in the year to date period ended September 26, 2009. In addition, no additional years of credited service will be accrued on the defined benefit pension plan effective February 28, 2009. There was no curtailment gain or loss as a result of the change in the pension plan, the plan had no unrecognized prior service cost and there was no change in the projected benefit obligation.
The following table represents the components of the net periodic benefit cost associated with the respective plans for the quarters and year to date periods ended September 26, 2009 and September 27, 2008:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$5	$16	$32	$13
Interest cost	267	378	69	50
Expected return on plan assets	(300)	(326)	—	—
Amortization of prior service income	—	—	(244)	(244)
Other post employment benefit plan settlement gain	—	—	—	(107)
Amortization of net gain	—	—	(33)	(7)

Net periodic benefit cost (income)	$(28)	$68	$(176)	$(295)

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted

	Year to Date Ended
	Pension Benefits		Other Benefits
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$37	$48	$38	$43
Interest cost	997	1,135	107	154
Expected return on plan assets	(954)	(979)	—	—
Amortization of prior service income	—	—	(732)	(731)
Other post employment benefit plan settlement gain	—	—	(1,467)	(276)
Amortization of net gain	—	—	(47)	(19)

Net periodic benefit cost (income)	$80	$204	$(2,101)	$(829)

10. Debt
Outstanding debt obligations at September 26, 2009 and December 31, 2008 were as follows:

	September 26,	December 31,
	2009	2008

Senior Revolving Credit Agreement	$—	$—
TB Wood’s Credit Agreement	3,000	6,000
Overdraft agreements	—	—
9% Senior Secured Notes	220,300	242,500
11.25% Senior Notes	—	4,706
Variable Rate Demand Revenue Bonds	5,300	5,300
Mortgages	3,285	2,257
Capital leases	2,036	2,672
Less: debt discount, net	(1,293)	(1,912)

Total long-term debt	$232,628	$261,523

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
Substantially all of the Company’s assets have been pledged as collateral against outstanding borrowings under the Senior Revolving Credit Agreement. The Senior Revolving Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.20 for all four quarter periods when availability under the line falls below $12.5 million. The Company’s availability under the Senior Revolving Credit Agreement has not dropped below $12.5 million during 2009. The Senior Revolving Credit Agreement imposes customary affirmative covenants and restrictions on the Company.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
There were no borrowings under the Senior Revolving Credit Agreement at September 26, 2009 or December 31, 2008. However, the lender had issued $3.2 million and $7.6 million of outstanding letters of credit as of September 26, 2009 and December 31, 2008, respectively, under the Senior Revolving Credit Agreement.
The interest rate on any outstanding borrowings on the line of credit are the lender’s Prime Rate plus 25 basis points or LIBOR plus 175 basis points. The rate on all outstanding letters of credit are 1.5% and .25% on any unused availability under the Senior Revolving Credit Agreement.
TB Wood’s Revolving Credit Agreement
As of September 26, 2009 and December 31, 2008, there were $6.1 million and $6.0 million of outstanding letters of credit under the TB Wood’s Credit Agreement, respectively. All borrowing under the TB Wood’s Revolving Credit Agreement are due on November 30, 2010. The interest rate on any outstanding borrowings on the line of credit are the lender’s prime rate plus 25 basis points or LIBOR plus 175 basis points.
Overdraft Agreements
Certain foreign subsidiaries maintain overdraft agreements with financial institutions. There were no borrowings as of September 26, 2009 or December 31, 2008 under any of the overdraft agreements.
9% Senior Secured Notes
The Company issued 9% Senior Secured Notes (the “Senior Secured Notes”), with a face value of $270.0 million. Interest on the Senior Secured Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, at an annual rate of 9%. The Senior Secured Notes mature on December 1, 2011 unless previously redeemed by the Company.
The Senior Secured Notes are guaranteed by the Company’s U.S. domestic subsidiaries and are secured by a second priority lien, subject to first priority liens securing the Senior Revolving Credit Agreement, on substantially all of the Company’s assets. The Senior Secured Notes contain many terms, covenants and conditions, which impose substantial limitations on the Company.
During the second quarter of 2009, the Company retired $8.3 million aggregate principal amount of the outstanding Senior Secured Notes at a redemption price of between 94.75% and 97.125% of the principal amount, plus accrued and unpaid interest. In connection with the redemption, the Company recorded a gain on the extinguishment of debt of $0.4 million, which is recorded as a reduction in interest expense in the condensed consolidated statement of income. In addition, the Company wrote-off $0.1 million of deferred financing costs and original issue discount/premium which is included in interest expense.
During the third quarter of 2009, the Company retired $14.0 million aggregate principal amount of the outstanding Senior Secured Notes at a redemption price of between 100.5% and 101.6% of the principal amount, plus accrued and unpaid interest. In connection with the redemption, the Company recorded a loss on the extinguishment of debt of $0.2 million, which is recorded as interest expense in the condensed consolidated statement of income. In addition, the Company wrote-off $0.2 million of deferred financing costs and original issue discount/premium included in interest expense.
11.25% Senior Notes
The Company issued 11.25% Senior Notes (“Senior Notes”), with a face value of £33 million. Interest on the Senior Notes was payable semi-annually, in arrears, on August 15 and February 15 of each year, at an annual rate of 11.25%.
During the second quarter of 2009, the Company retired the remaining principal balance of the Senior Notes of £3.3 million or $5.0 million of principal amount, plus accrued and unpaid interest. In connection with the redemption, the Company incurred $0.2 million of pre-payment premium and wrote-off the entire remaining balance of $0.1 million of deferred financing fees, which is recorded as interest expense in the condensed consolidated statement of income.
Variable Rate Demand Revenue Bonds
In connection with the acquisition of TB Wood’s, the Company assumed the obligation to make payments due under certain Variable Rate Demand Revenue Bonds outstanding as of the acquisition date. TB Wood’s had assumed obligations with respect to approximately $3.0 million and $2.3 million through the issuance of Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of the Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (less than 1% interest on September 26, 2009), and mature in April 2024 and April 2022, respectively. The bonds were issued to finance production facilities for TB Wood’s manufacturing operations in San Marcos and Chattanooga, and are secured by letters of credit issued under the terms of the TB Wood’s Credit Agreement.

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
In the first quarter of 2009, due to real estate market conditions in Chattanooga, the Company reevaluated the classification of this building as an asset held for sale and reclassified this building to held and used. As a result of the change in classification, the Company reclassified $2.3 million of debt associated with the Chattanooga property to long-term debt on the Company’s condensed consolidated balance sheet.
Mortgage
In June 2006, the Company entered into a mortgage on its building in Heidelberg, Germany with a local bank. In the third quarter of 2009, the Company re-financed the mortgage. The Company borrowed an additional €1.0 million. The new mortgage has an interest rate of 3.5% and is payable in monthly installments over three years. As of September 26, 2009 and December 31, 2008, the mortgage had a remaining principal balance outstanding of €2.2 million, or $3.3 million, and €1.6 million, or $2.3 million, respectively.
Capital Leases
The Company leases certain equipment under capital lease arrangements, whose obligations are included in both short-term and long-term debt.
11. Stockholder’s Equity
The Company has authorized, issued and outstanding 1,000 shares of $0.001 par-value common stock, all of which is held by Altra Holdings, Inc., the Company’s parent and sole shareholder.
Stock-Based Compensation
In 2005, Holdings approved the 2004 Equity Incentive Plan that provides for various forms of stock-based compensation to officers, senior-level employees, independent directors and other persons who make significant contributions to the success of the Company. Awards granted under the 2004 Equity Incentive Plan are for equity instruments of Holdings. As awards are granted in connection with services performed for the benefit of the Company, the related compensation expense is recognized in the accompanying financial statements on a straight-line basis over the service period of the grant. The restricted shares of common stock issued pursuant to the Plan generally vest ratably over a period of 3.5 to 5 years, provided that the vesting of the restricted shares may accelerate upon the occurrence of certain liquidity events, if approved by the Board of Directors in connection with the transactions. Shares granted to non-management members of the Board of Directors generally vest immediately.
All awards to date have been in the form of restricted stock. Compensation expense recorded during the quarters ended September 26, 2009 and September 27, 2008 was $0.7 million and $0.5 million, respectively. Compensation expense for the year to date periods ended September 26, 2009 and September 27, 2008 was $2.3 million and $1.5 million, respectively. Stock based compensation is recorded as an adjustment to selling, general and administrative expenses in the accompanying condensed consolidated statement of income The remaining unrecognized compensation expense is approximately $3.0 as of September 26, 2009, and will be recognized over a weighted average remaining period of three years.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
12. Concentrations of Credit, Segment Data and Workforce
Financial instruments, which are potentially subject to counter party performance and concentrations of credit risk, consist primarily of trade accounts receivable. The Company manages these risks by conducting credit evaluations of customers prior to delivery or commencement of services. When the Company enters into a sales contract, collateral is normally not required from the customer. Payments are typically due within thirty days of billing. An allowance for potential credit losses is maintained, and losses have historically been within management’s expectations. No customer represented greater than 10% of total sales for the quarters ended September 26, 2009 and September 27, 2008.
The Company is also subject to counter party performance risk of loss in the event of non-performance by counterparties to financial instruments, such as cash and investments. Cash and investments are held by international or well established financial institutions.
The Company has five operating segments that are regularly reviewed by our chief operating decision maker. Each of these operating segments represents a unit that produces mechanical power transmission products. The Company aggregates all of the operating segments into one reportable segment. The five operating segments have similar long-term average gross profit margins. All of our products are sold by one global sales force and we have one global marketing function. Strategic markets and industries are determined for the entire company and then targeted by the brands. All of our operating segments have common manufacturing and production processes. Each segment includes a machine shop which uses similar equipment and manufacturing techniques. Each of our segments uses common raw materials, such as aluminum, steel and copper. The materials are purchased and procurement contracts are negotiated by one global purchasing function.
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
Net sales to third parties by geographic region are as follows:

	Net Sales
	Quarter Ended		Year to Date Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

North America (primarily U.S.)	$74,592	$110,793	$247,921	$347,190
Europe	23,536	40,028	75,046	121,289
Asia and other	6,638	8,627	18,216	22,044

Total	$104,766	$159,448	$341,183	$490,523

Net sales to third parties are attributed to the geographic regions based on the country in which the shipment originates.
The net assets of foreign subsidiaries at September 26, 2009 and December 31, 2008 were $74.7 million and $73.5 million, respectively.
13. Commitments and Contingencies
General Litigation
The Company is involved in various pending legal proceedings arising out of the ordinary course of business. None of these legal proceedings are expected to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. With respect to these proceedings, management believes that the Company will prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. Any costs that management estimates may be paid related to these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the results of operations, cash flows, or financial condition of the Company. As of September 26, 2009 and December 31, 2008, there were no such claims for which management believed a loss was probable. As a result, no amounts were accrued in the accompanying consolidated balance sheets for losses related to such claims at those dates.
The Company is indemnified under the terms of certain acquisition agreements for certain pre-existing matters up to agreed upon limits.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
14. Restructuring, Asset Impairment and Transition Expenses
During 2007, the Company adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicate staffing and consolidate facilities (the “TB Wood’s Plan”). The TB Wood’s Plan was initially formulated at the time of the TB Wood’s acquisition and therefore the associated accrual was recorded as part of purchase accounting.
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

In March 2009, the Company adopted a new restructuring plan (“2009 Altra Plan”) to improve the utilization of the manufacturing infrastructure and to realign the business with the current economic conditions. The 2009 Altra Plan is intended to improve operational efficiency by reducing headcount and consolidating facilities. The Company’s total restructuring expense for the quarter ended September 26, 2009 was $1.0 million.
On April 7, 2009, the Company announced that it would be closing its facility in Mt. Pleasant, Michigan and relocating the manufacturing to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $1.4 million was written down to the fair value of $0.7 million, resulting in an impairment charge of $0.7 million. The Company estimated the fair value using observable inputs (level 2) by reviewing sale prices of comparable buildings in the Mt. Pleasant, Michigan area. The relocation is expected to be completed by the end of 2009.
On July 7, 2009, the Company announced that it would be closing its manufacturing facility in South Beloit, Illinois and relocating the manufacturing operations to certain of the Company’s other facilities. In connection with this decision, the Company completed an impairment analysis. The facility which had a carrying value of $2.1 million was written down to the fair value of $1.5 million, resulting in an impairment charge of $0.6 million. The Company estimated the fair value using observable inputs (level 2). The Company reviewed sale prices of comparable buildings in the South Beloit, Illinois area. The relocation is expected to be completed by the first quarter of 2010. In September 2009, the Company negotiated a plant closing agreement with the local union at the South Beloit facility. The Company has agreed to pay approximately $0.7 million in severance and performance bonuses to those employees who remain employed through their termination date. The Company expects to pay these amounts in the fourth quarter of 2009 through the first quarter of 2010.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
The Company expects to move a majority of the assets at this location to certain other locations. As a result, the Company does not expect to have a significant impairment on these assets.
The expenses for the year to date period ended September 26, 2009 are classified by major component as follows:

	September 27, 2009
	Year to date	Quarter to date
2009 Altra Plan	period ended	period ended

Expenses:
Other cash expenses	$154	$107
Severance	3,158	476

Total cash expenses	3,312	583

Non-cash asset impairment and other non-cash charges	2,048	423

Total restructuring expenses	$5,360	$1,006

The following is a reconciliation of the accrued restructuring costs between December 31, 2008 and September 26, 2009:

All Plans

Balance at December 31, 2008	$1,321
Cash restructuring expense incurred	3,328
Cash payments	(3,785)

Balance at September 26, 2009	$864

15. Guarantor Subsidiaries
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

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
September 26, 2009

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,151	$(1,537)	$36,325	$—	$71,939
Trade receivables, less allowance for doubtful accounts	—	36,552	22,053	—	58,605
Loans receivable from related parties	—	147,145	—	(147,145)	—
Inventories	—	50,154	22,101	—	72,255
Deferred income taxes	—	8,032	—	—	8,032
Assets held for sale	—	—	—	—	—
Prepaid expenses and other current assets	915	4,779	3,166	—	8,860

Total current assets	38,066	245,125	83,645	(147,145)	219,691

Property, plant and equipment, net	838	74,777	32,154	—	107,769
Intangible assets, net	—	59,397	17,050	—	76,447
Goodwill	—	58,015	20,940	—	78,955
Deferred income taxes	—	—	495	—	495
Investment in subs	434,892	—	—	(434,892)	—
Other non-current assets	2,635	3,572	112	—	6,319

Total assets	$476,431	$440,886	$154,396	$(582,037)	$489,676

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$1,411	$16,252	$8,156	$—	$25,819
Accrued payroll	1,445	6,354	5,639	—	13,438
Accruals and other current liabilities	7,239	9,043	9,251	—	25,533
Deferred income taxes	—	—	6,906	—	6,906
Current portion of long-term debt	—	641	354	—	995
Loans payable to related parties	107,737	—	39,408	(147,145)	—

Total current liabilities	117,832	32,290	69,714	(147,145)	72,691

Long-term debt — less current portion and net of unacreted discount and premium	219,007	9,446	3,180	—	231,633
Deferred income taxes	—	20,822	2,496	—	23,318
Pension liabilities	—	8,702	3,028	—	11,730
Other post retirement benefits	—	63	—	—	63
Long-term taxes payables	—	9,075	—	—	9,075
Other long-term liabilities	506	282	1,292	—	2,080
Total stockholder’s equity	139,086	360,206	74,686	(434,892)	139,086

Total liabilities and stockholder’s equity	$476,431	$440,886	$154,396	$(582,037)	$489,676

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited condensed consolidating balance sheet
December 31, 2008

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,134	$(2,702)	$27,640	$—	$52,072
Trade receivable, less allowance for doubtful accounts	—	41,051	27,752	—	68,803
Loan receivable from related parties	—	112,900	—	(112,900)	—
Inventories	—	71,304	27,106	—	98,410
Deferred income taxes	—	7,923	109	—	8,032
Assets held for sale	—	3,515	1,161	—	4,676
Prepaid expenses and other current assets	1,793	4,373	(842)	—	5,324

Total current assets	28,927	238,364	82,926	(112,900)	237,317

Property, plant and equipment, net	838	76,586	32,796	—	110,220
Intangible assets, net	—	62,481	16,858	—	79,339
Goodwill	—	58,016	19,481	—	77,497
Deferred income taxes	—	—	495	—	495
Investments in subsidiaries	423,121	—	—	(423,121)	—
Other non-current assets	3,857	3,628	36	—	7,521

Total assets	$456,743	$439,075	$152,592	$(536,021)	$512,389

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,292	$19,813	$11,785	$—	$33,890
Accrued payroll	2,731	6,879	7,165	—	16,775
Accruals and other current liabilities	3,506	8,972	6,277	—	18,755
Deferred income taxes	—	—	6,906	—	6,906
Current portion of long-term debt	—	2,925	466	—	3,391
Loans payable to related parties	75,251	—	37,649	(112,900)	—

Total current liabilities	83,780	38,589	70,248	(112,900)	79,717

Long-term debt — less current portion and net of unacreted discount and premium	245,293	10,640	2,199	—	258,132
Deferred income taxes	—	20,822	2,514	—	23,336
Pension liabilities	—	8,922	2,932	—	11,854
Other post retirement benefits	—	2,270	—	—	2,270
Long-term taxes payables	—	7,976	—	—	7,976
Other long-term liabilities	—	241	1,193	—	1,434
Total stockholder’s equity	127,670	349,615	73,506	(423,121)	127,670

Total liabilities and stockholder’s equity	$456,743	$439,075	$152,592	$(536,021)	$512,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Year to Date Period Ended September 26, 2009
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$252,335	$110,847	$(21,999)	$341,183
Cost of sales	—	192,110	80,839	(21,999)	250,950

Gross profit	—	60,225	30,008	—	90,233
Selling, general and administrative expenses	—	38,145	22,826	—	60,971
Research and development expenses	—	2,872	1,697	—	4,569
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Restructuring costs	—	3,122	2,238	—	5,360
Loss on disposal of assets	—	120	396		516

Income from operations	—	17,433	2,851	—	20,284
Interest expense, net	18,136	670	73	—	18,879
Other non-operating expense, net	392	184	672	—	1,248
Equity in earnings of subsidiaries	11,771	—	—	(11,771)	—

Income (loss) before income taxes	(6,757)	16,579	2,106	(11,771)	157
Provision (benefit) for income taxes	(7,057)	5,988	926	—	(143)

Net income	300	10,591	1,180	(11,771)	300

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended September 26, 2009
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$75,377	$37,206	$(7,817)	$104,766
Cost of sales	—	56,971	27,040	(7,817)	76,194

Gross profit	—	18,406	10,166	—	28,572
Selling, general and administrative expenses	—	11,885	7,405	—	19,290
Research and development expenses	—	909	599	—	1,508
Restructuring costs	—	983	23	—	1,006
Loss on disposal of assets	—	120	396	—	516

Income from operations	—	4,509	1,743	—	6,252
Interest expense (income), net	6,095	195	—	—	6,290
Other non-operating expense, net	106	74	(551)	—	(371)
Equity in earnings of subsidiaries	4,117	—	—	(4,117)	—

Income (loss) before income taxes	(2,084)	4,240	2,294	(4,117)	333
Provision (benefit) for income taxes	(2,732)	1,422	995	—	(315)

Net income	648	2,818	1,299	(4,117)	648

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Income

	Year to Date Period Ended September 27, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$353,805	$176,919	$(40,201)	$490,523
Cost of sales	—	262,405	124,313	(40,201)	346,517

Gross profit	—	91,400	52,606	—	144,006
Selling, general and administrative expenses	—	48,034	28,782	—	76,816
Research and development expenses	—	3,050	2,110	—	5,160
Other post employment benefit plan settlement gain	—	(276)	—	—	(276)
Restructuring costs	—	555	594	—	1,149

Income from operations	—	40,037	21,120	—	61,157
Interest expense, net	21,033	1,237	186	—	22,456
Other non-operating (income) expense, net	(517)	(938)	(1,432)	—	(2,887)
Equity in earnings of subsidiaries	40,765	—	—	(40,765)	—

Income from continuing operations before income taxes	20,249	39,738	22,366	(40,765)	41,588
Provision (benefit) for income taxes	(6,988)	13,511	7,604	—	14,127

Income from continuing operations	27,237	26,227	14,762	(40,765)	27,461
Net loss from discontinued operations	—	(224)	—	—	(224)

Net income	27,237	26,003	14,762	(40,765)	27,237

Unaudited Condensed Consolidating Statement of Income

	Quarter Ended September 27, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$113,469	$59,203	$(13,224)	$159,448
Cost of sales	—	84,460	42,391	(13,224)	113,627

Gross profit	—	29,009	16,812	—	45,821
Selling, general and administrative expenses	—	16,268	9,387	—	25,655
Research and development expenses	—	955	708	—	1,663
Other post employment benefit plan settlement	—	(107)	—	—	(107)
Restructuring costs	—	(228)	309	—	81

Income from operations	—	12,121	6,408	—	18,529
Interest expense, net	7,015	274	13	—	7,302
Other non-operating (income) expense, net	1,569	(250)	(2,727)	—	(1,408)
Equity in earnings of subsidiaries	13,768	—	—	(13,768)	—

Income from continuing operations before income taxes	5,184	12,097	9,122	(13,768)	12,635
Provision (benefit) for income taxes	(3,623)	4,389	3,234	—	4,000

Net income from continuing operations	8,807	7,708	5,888	(13,768)	8,635
Net income from discontinued operations	—	172			172

Net income	8,807	7,880	5,888	(13,768)	8,807

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Period Ended September 26, 2009
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$300	$10,591	$1,180	$(11,771)	$300
Undistributed equity in earnings of subsidiaries	$(11,771)	$—	$—	$11,771	—
Adjustments to reconcile net income to net cash flows:					—
Depreciation	127	8,938	3,482	—	12,547
Amortization of intangible assets	—	3,099	1,038	—	4,137
Amortization and write-offs of deferred loan costs	1,340	220	—	—	1,560
Loss on foreign currency, net	270	—	822	—	1,092
Accretion of debt discount and premium, net	621	—	—	—	621
Fixed asset impairment	—	1,703	860	—	2,563
Other post employment benefit plan settlement gain	—	(1,467)	—	—	(1,467)
Stock based compensation	—	2,273	—	—	2,273
Changes in assets and liabilities:
Trade receivables	—	5,950	7,075	—	13,025
Inventories	—	21,150	6,476	—	27,626
Accounts payable and accrued liabilities	2,036	(6,963)	(7,002)	—	(11,929)
Other current assets and liabilities	878	(406)	(401)	—	71
Other operating assets and liabilities	(81)	(123)	(161)	—	(365)

Net cash (used in) provided by operating activities	(6,280)	44,965	13,369	—	52,054

Cash flows from investing activities
Purchase of fixed assets	(127)	(4,097)	(881)	—	(5,105)

Net cash used in investing activities	(127)	(4,097)	(881)	—	(5,105)

Cash flows from financing activities
Payments on Senior Notes	(4,950)	—	—	—	(4,950)
Payments on Senior Secured Notes	(22,200)	—	—	—	(22,200)
Proceeds from additional borrowings under and existing mortgage	—	—	1,467	—	1,467
Payments on revolving credit agreement	—	(3,000)	—	—	(3,000)
Net payments to Parent	—	(259)	—	—	(259)
Payments on mortgages	—	—	(524)	—	(524)
Change in affiliate debt	43,574	(35,966)	(7,608)	—	—
Payment on capital leases	—	(478)	(136)	—	(614)

Net cash (used in) provided by financing activities	16,424	(39,703)	(6,801)	—	(30,080)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,998	—	2,998

Net change in cash and cash equivalents	10,017	1,165	8,685	—	19,867
Cash and cash equivalents at beginning of year	27,134	(2,702)	27,640	—	52,072

Cash and cash equivalents at end of period	$37,151	$(1,537)	$36,325	$—	$71,939

ALTRA INDUSTRIAL MOTION, INC.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Amounts in thousands, unless otherwise noted
Unaudited Condensed Consolidating Statement of Cash Flows

	Year to Date Period Ended September 27, 2008
	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net income	$27,237	$26,003	$14,762	$(40,765)	$27,237
Undistributed equity in earnings of subsidiaries	$(40,765)	$—	$—	$40,765	—
Adjustments to reconcile net income to net cash flows:
Depreciation	—	8,123	4,286	—	12,409
Amortization of intangible assets	—	3,106	1,240	—	4,346
Amortization and write-offs of deferred loan costs	1,670	193	—	—	1,863
Loss on foreign currency, net	(516)	—	(1,081)	—	(1,597)
Accretion of debt discount and premium, net	759	—	—	—	759
Loss on sale of fixed assets	—	193	—	—	193
Other post employment benefit plan settlement gain	—	(276)	—	—	(276)
Loss on sale of Electronics Division	—	224	—	—	224
Stock based compensation	1,516	—	—	—	1,516
Changes in assets and liabilities:
Trade receivables	—	(3,754)	(11,151)	—	(14,905)
Inventories	—	(3,673)	(2,198)	—	(5,871)
Accounts payable and accrued liabilities	4,022	(3,073)	4,938	—	5,887
Other current assets and liabilities	119	(977)	475	—	(383)
Other operating assets and liabilities	(303)	319	218	—	234

Net cash (used in) provided by operating activities	(6,261)	26,408	11,489	—	31,636

Cash flows from investing activities
Purchase of fixed assets	—	(8,831)	(3,403)	—	(12,234)
Proceeds from the sale of Electronics	17,310	—	—	—	17,310

Net cash (used in) provided by investing activities	17,310	(8,831)	(3,403)	—	5,076

Cash flows from financing activities
Payments on Senior Notes	(1,346)	—	—	—	(1,346)
Payments on Senior Secured Notes	(27,500)	—	—	—	(27,500)
Payments on revolving credit agreement	—	(1,723)	—	—	(1,723)
Payments received from Parent Company	11,898	—	—	—	11,898
Payments on mortgages	—	—	(228)	—	(228)
Change in affiliate debt	30,941	(19,310)	(323)	—	11,308
Payment on capital leases	—	(456)	(11,631)	—	(12,087)

Net cash (used in) provided by financing activities	13,993	(21,489)	(12,182)	—	(19,678)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,119)	—	(1,119)

Net change in cash and cash equivalents	25,042	(3,912)	(5,215)	—	15,915
Cash and cash equivalents at beginning of year	4,571	(492)	29,827	—	33,906

Cash and cash equivalents at end of period	$29,613	$(4,404)	$24,612	$—	$49,821

17. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through November 10, 2009 (the date the financial statements were issued).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company’s current estimates, expectations and projections about the Company’s future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning the Company’s possible future results of operations including revenue, costs of goods sold, and gross margin, business and growth strategies, financing plans, the Company’s competitive position and the effects of competition, the projected growth of the industries in which we operate, and the Company’s ability to consummate strategic acquisitions and other transactions. Forward-looking statements include statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project,” and similar expressions. These forward-looking statements are based upon information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company’s actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause the Corporation’s actual results to differ materially from the results referred to in the forward-looking statements the Corporation makes in this report include:
•	the Company’s access to capital, credit ratings, indebtedness, and ability to raise additional financings and operate under the terms of the Company’s debt obligations;
•	the risks associated with our debt leverage;
•	the effects of intense competition in the markets in which we operate;
•	the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers;
•	the Company’s ability to obtain or protect intellectual property rights;
•	the Company’s ability to retain existing customers and our ability to attract new customers for growth of our business;
•	the effects of the loss or bankruptcy of or default by any significant customer, suppliers, or other entity relevant to the Company’s operations;
•	the Company’s ability to successfully pursue the Company’s development activities and successfully integrate new operations and systems, including the realization of revenues, economies of scale, cost savings, and productivity gains associated with such operations;
•	the Company’s ability to complete cost reduction actions and risks associated with such actions;
•	the Company’s ability to control costs;
•	failure of the Company’s operating equipment or information technology infrastructure;
•	the Company’s ability to achieve its business plans, including with respect to an uncertain economic environment;
•	changes in employment, environmental, tax and other laws and changes in the enforcement of laws;

•	the accuracy of estimated forecasts of OEM customers and the impact of the current global economic environment on our customers;
•	fluctuations in the costs of raw materials used in our products;
•	the Company’s ability to attract and retain key executives and other personnel;
•	work stoppages and other labor issues;
•	changes in the Company’s pension and retirement liabilities;
•	the Company’s risk of loss not covered by insurance;
•	the outcome of litigation to which the Company is a party from time to time, including product liability claims;
•	changes in accounting rules and standards, audits, compliance with the Sarbanes-Oxley Act, and regulatory investigations;
•	changes in market conditions that would result in the impairment of goodwill or other assets of the Company;
•	changes in market conditions in which we operate that would influence the value of the Company’s stock;
•	the effects of changes to critical accounting estimates; changes in volatility of the Company’s stock price and the risk of litigation following a decline in the price of the Company’s stock price;
•	the cyclical nature of the markets in which we operate;
•	the risks associated with the global recession and volatility and disruption in the global financial markets;

•	political and economic conditions nationally, regionally, and in the markets in which we operate;
•	natural disasters, war, civil unrest, terrorism, fire, floods, tornadoes, earthquakes, hurricanes, or other matters beyond the Company’s control;
•	the risks associated with international operations, including currency risks; and
•	other factors, risks, and uncertainties referenced in the Company’s filings with the Securities and Exchange Commission, including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SPEAK ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON THE COMPANY’S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED OR REFERRED TO IN THIS SECTION AND IN OUR RISK FACTORS SET FORTH IN PART I, ITEM 1A OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, AND IN OTHER REPORTS FILED WITH THE SEC BY THE COMPANY.
The following discussion of the financial condition and results of operations of Altra Industrial Motion, Inc. should be read together with the audited financial statements of Altra Industrial Motion, Inc. and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except where the context otherwise requires or indicates, “Altra Industrial Motion”, “the Company”, “AIM”, “we”, “us” and “our” refer to Altra Industrial Motion, Inc.
General
Altra Holdings, Inc. is the parent company of the Company and owns 100% of the Company’s outstanding capital stock. The Company, directly or indirectly, owns 100% of the capital stock of its 48 subsidiaries. The following chart illustrates a summary of our corporate structure:

Although we were incorporated in Delaware in 2004, much of our current business has its roots with the prior acquisition by Colfax Corporation, or Colfax, of a series of power transmission businesses. In December 1996, Colfax acquired the MPT group of Zurn Technologies, Inc. Colfax subsequently acquired Industrial Clutch Corp. in May 1997, Nuttall Gear Corp. in July 1997 and the Boston Gear and Delroyd Worm Gear brands in August 1997 as part of Colfax’s acquisition of Imo Industries, Inc. In February 2000, Colfax acquired Warner Electric, Inc., which sold products under the Warner Electric, Formsprag Clutch, Stieber, and Wichita Clutch brands. Colfax formed Power Transmission Holding LLC, or PTH, in June 2004 to serve as a holding company for all of these power transmission businesses. Boston Gear was established in 1877, Warner Electric, Inc. in 1927, and Wichita Clutch in 1949.
On November 30, 2004, we acquired our original core business through the acquisition of PTH from Colfax. We refer to this transaction as the PTH Acquisition.
On October 22, 2004, The Kilian Company, or Kilian, a company formed at the direction of Genstar Capital, acquired Kilian Manufacturing Corporation from Timken U.S. Corporation. At the completion of the PTH Acquisition, (i) all of the outstanding shares of Kilian capital stock were exchanged for shares of our capital stock and (ii) Kilian and its subsidiaries were transferred to our wholly owned subsidiary.
On February 10, 2006, we purchased all of the outstanding share capital of Hay Hall Holdings Limited, or Hay Hall. Hay Hall is a UK-based holding company established in 1996 that is focused primarily on the manufacture of couplings and clutch brakes. Hay Hall consists of five main businesses that are niche focused and have strong brand names and established reputations within their primary markets.
Through Hay Hall, we acquired 15 strong brands in complementary product lines, improved customer leverage, and expanded geographic presence in over 11 countries. Hay Hall’s product offerings diversified our revenue base and strengthened our key product areas, such as electric clutches, brakes, and couplings. Matrix International, Inertia Dynamics, and Twiflex, three Hay Hall businesses, combined with Warner Electric, Wichita Clutch, Formsprag Clutch, and Stieber, make the consolidated company one of the largest individual manufacturers of industrial clutches and brakes in the world.
On May 18, 2006, we acquired substantially all of the assets of Bear Linear. Bear Linear manufactures high value-added linear actuators which are electromechanical power transmission devices designed to move and position loads linearly for mobile off-highway and industrial applications. Bear Linear’s product design and engineering expertise, coupled with our sourcing alliance with a low cost country manufacturer, were critical components in our strategic expansion within the motion control market.
On April 5, 2007, the Company acquired all of the outstanding shares of TB Wood’s. TB Wood’s is an established designer, manufacturer, and marketer of mechanical and electronic industrial power transmission products with a history dating back to 1857.
On October 5, 2007, we acquired substantially all of the assets of All Power Transmission Manufacturing, Inc., or All Power.
On December 31, 2007, we sold the TB Wood’s adjustable speed drives business or Electronics Division, to Vacon, Inc. We sold the Electronics Division in order to continue our strategic focus on our core electro-mechanical power transmission business.
The subsidiaries of Altra Industrial design, produce and market a wide range of mechanical power transmission (“MPT”) and motion control products. The business conducted at our subsidiaries is organized into five operating segments; Electromagnetic Clutches & Brakes, Heavy Duty Clutches & Brakes, Overrunning Clutches & Engineered Bearing Assemblies, Engineered Couplings and Gearing & Belted Drives. We have a presence in over 70 countries. Our global sales and marketing network includes over 1,000 direct original equipment manufacturers (“OEM”) and over 3,000 distributor outlets. We are headquartered in Braintree, Massachusetts.

Our operating segments, principal brands and principal markets are set forth below:

Operating Segment	Principal Brands	Principal Markets
Heavy Duty Clutches & Brakes	Wichita Clutch Twiflex Industrial Clutch	Energy Metals Marine
Electromagnetic Clutches & Brakes	Warner Electric Matrix International Inertia Dynamics Warner Linear	Turf and Garden Forklift Elevator Material Handling
Overrunning Clutches & Bearings	Formsprag Stieber Kilian Marland Clutch	Aerospace Mining Material Handling Transportation
Engineered Couplings	TB Wood’s Ameridrives Bibby Transmission Huco Dynatork All Power Transmission	Energy Metals Petro/Chem Medical Military and Defense
Gearing & Belted Drives	Boston Gear TB Wood’s Nuttall/Delroyd Centric Clutch	Food Processing Material Handling Energy Aggregate
Our Internet address is www.altramotion.com. By following the link “Investor Relations” and then “SEC filings” on our Internet website, we make available, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Form 10-Q.
Business Outlook
Our future financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. During November and December 2008, we saw a significant change in economic conditions both in North America and internationally as most of our end markets experienced dramatic downturns. During the fourth quarter of 2008, we began to see several of our distributors and OEM customers implement inventory reduction programs which continued throughout the first two quarters of 2009. Beginning in the third quarter of 2009, it appeared that inventory reduction efforts by our customers began to come to an end as sales to our largest distribution customers improved during the third quarter. However, we continue to expect weakness in order rates for the remainder of 2009 as compared with 2008.
In response to the continued challenging economic conditions of 2009, we have taken and continue to take swift and aggressive actions to reduce our expenses and maximize near-term profitability. Our cost-reduction initiatives are centered on three areas: workforce cutbacks, plant consolidations and procurement and other cost reductions. In February 2009, the Company’s discretionary 401(k) match was suspended and a temporary reduction in executive compensation was initiated. On June 1, 2009, the Company announced the temporary suspension of all Company contributions to the 401(k) plan. We also have announced a general hiring freeze, a freeze of all non-union employee salaries and reduced work schedules. During the year to date period ended September 26, 2009, we incurred $5.4 million of restructuring expense including a $2.0 million non-cash charge primarily related to impairment charges at the Mount Pleasant and South Beloit facilities that are expected to close in 2009 and in the first quarter of 2010, respectively. The remaining expense relates mainly to severance. We expect to incur between an additional $2.5 and $3.5 million of expenses associated with workforce reduction and consolidation of facilities in 2009 and between $1.3 million and $1.9 million of such additional expenses in 2010. Beginning in 2010, we expect to see annualized savings from the headcount reductions and consolidation of facilities of approximately $30 million. We expect savings in 2009 to be $17.9 million. Including procurement and other cost reduction efforts, annualized savings would be approximately $77 million (approximately $60 million in 2009). We estimate that once volume returns to prior year levels, between $10 and $12 million of these savings will be permanent in nature.
We will continue our strong focus on working capital management and cash flow generation with the intent of improving our liquidity by reducing inventory and accounts receivable levels. As of September 26, 2009, we have a cash balance of $71.9 million.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We base our estimates on past experiences and other assumptions we believe to be appropriate, and we evaluate these estimates on an on-going basis. Management believes there have been no significant changes in our critical accounting policies since December 31, 2008, except as listed below. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008.
Goodwill, Intangibles and other long-lived assets. In connection with our acquisitions, goodwill and intangible assets were identified and recorded at their fair value. We recorded intangible assets for customer relationships, trade names and trademarks, product technology, patents and goodwill. In valuing the customer relationships, trade names and trademarks, we utilized variations of the income approach. The income approach was considered the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. The income approach relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations then the intangible assets could be impaired. In determining the value of customer relationships, we reviewed historical customer attrition rates which were determined to be approximately 5% per year. Most of our customers tend to be long-term customers with very little turnover. While we do not typically have long-term contracts with customers, we have established long-term relationships with customers which make it difficult for competitors to displace us. Additionally, we assessed historical revenue growth within our industry and customers’ industries in determining the value of customer relationships. The value of our customer relationships intangible asset could become impaired if future results differ significantly from any of the underlying assumptions. This could include a higher customer attrition rate or a change in industry trends such as the use of long-term contracts which we may not be able to obtain successfully. Customer relationships and product technology and patents are considered finite-lived assets, with estimated lives ranging from 8 years to 16 years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset. Goodwill and trade names and trademarks are considered indefinite lived assets. Trade names and trademarks were determined to be indefinite lived assets. Other intangible assets include trade names and trademarks that identify us and differentiate us from competitors, and therefore competition does not limit the useful life of these assets. Additionally, we believe that our trade names and trademarks will continue to generate product sales for an indefinite period.
As of December 31, 2008, goodwill was allocated to each of our twenty identified reporting units. We conducted an annual impairment review of goodwill and indefinite lived intangible assets as of December 31, 2008 at each of these reporting units.
The breakdown of reporting units by acquisition and acquisition date are as follows:

Colfax acquisition — November 30, 2004	12 reporting units
Hay Hall acquisition — February 10, 2006	5 reporting units (including Huco)
Warner Linear acquisition — May 18, 2006	1 reporting unit
TB Wood’s acquisition — April 5, 2007	1 reporting unit
All Power Transmission — October 5, 2007	1 reporting unit
Beginning in the fourth quarter of 2008, almost all of our reporting units were impacted by the general economic decline. The decline in our weekly order rates was significant and almost immediate. Between the week of November 7, 2008 and November 14, 2008 order rates declined 21%. Prior to that week, order rates had been flat or increasing for over a year. On a consolidated basis weekly order rates from the week of November 14, 2008 through the final full week of the year, (the week of December 19, 2008) decreased an additional 33%.

As part of the annual goodwill impairment assessment we estimated the fair value of each of our reporting units using an income approach. We forecasted future cash flows by reporting unit for each of the next five years and applied a long term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in the long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. The following are the assumptions used in 2008 and 2007 in the calculation of estimated fair value for the reporting units that recorded a goodwill impairment as of December 31, 2008 (Huco, Warner Linear and TB Woods) and the reporting units that are at risk of recording a goodwill impairment in the future (TB Woods, Ameridrives, Matrix, All Power and Boston Gear). No goodwill remains at Huco or Warner Linear subsequent to the goodwill impairment in 2008.:

December 31, 2007 Assumptions
		Warner				All	Boston
Assumption	Huco	Linear	TB Woods	Ameridrives	Matrix	Power	Gear
Revenue growth (1st year)	13.6% increase	51% increase	10.4% increase	(6.7%) decrease	12.3% increase	33.0% increase	(1.1%) decrease
Average revenue growth (2nd – 5th year)	5.8% increase	5.8% increase	5.8% increase	5.8% increase	5.8% increase	5.8% increase	5.8% increase
Profitability growth rate EBITDA as a percent of sales (1st year)	3.6% increase	8.9% increase	(0.7%) decrease	6.6% increase	1.7% increase	2.4% increase	(4.5)% decrease
Average profitability growth rate per year (EBITDA as a percent of sales) (2nd – 5th year)	0.8% increase	0.6% increase	0.6% increase	0.8% increase	0.5% increase	0.4% increase	0.7% increase
Discount Rate	12%	12%	12%	12%	12%	12%	12%

December 31, 2008 Assumptions
		Warner				All	Boston
Assumption	Huco	Linear	TB Woods	Ameridrives	Matrix	Power	Gear
Revenue growth (1st year)	(26.2%) decrease	(10.3%) decrease	(18%) decrease	2.0% increase	(36.2%) decrease	(5.6%) decrease	(16.5)% decrease
Average revenue growth (2nd – 5th year)	5.8% increase	5.8% increase	5.8% increase	5.5% increase	5.8% increase	5.5% increase	5.8% increase
Profitability growth rate EBITDA as a percent of sales (1st year)	(4%) decrease	6% increase	(1%) decrease	7.5% increase	(3.1%) decrease	(5.7%) decrease	(8.1%) decrease
Average profitability growth rate per year (EBITDA as a percent of sales) (2nd – 5th year)	1% increase	0.5% increase	1% increase	.35% increase	0.5% increase	1.4% increase	1% increase
Discount Rate	13%	13%	13%	13%	13%	13%	13%
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
As a result of the goodwill impairment analysis, we recorded a goodwill impairment charge of $31.8 million at the TB Woods, Huco and Warner Linear reporting units as of December 31, 2008. The goodwill remaining at these reporting units, after the adjustment for goodwill impairments, was $23.5 million at TB Woods and there was no goodwill remaining at either Warner Linear or Huco. Due to prevailing market conditions at the time of the acquisitions of these three reporting units, the purchase price paid as consideration for these three acquisitions required a higher premium when compared to the prior 2004 Colfax acquisition and therefore created higher goodwill at these reporting units.
Prior to filing our Annual Report on Form 10-K on March 6, 2009, we reviewed the assumptions used in our goodwill impairment analysis and noted that they had not changed significantly from when we completed our goodwill impairment assessment.
We considered whether the sum of the fair value of all of our reporting units was reasonable when compared to our market capitalization on the date of the goodwill impairment analysis. As of December 31, 2008, our estimated enterprise fair value was $274.4 million. Our market capitalization was $208.7 million. The difference between the fair value of the enterprise and our market capitalization represented a control market premium of between 25% and 35%. We determined that a control market premium of between 25% and 35% was appropriate based on historical experience with purchase and sales transactions, the historical market trends based on our industry and the control market premium paid in relation to these transactions.

Management believes the preparation of revenue and profitability growth rates for use in the long-range plan and the discount rate requires significant use of judgment. If any of our reporting units do not meet our current year forecasted revenue and/or profitability estimates, we could be required to perform an interim goodwill impairment analysis. In addition, if our discount rate increases, we could be required to perform an interim goodwill impairment analysis. The following table shows the number of reporting units that could be required to perform an interim goodwill impairment analysis if forecasted profitability decreases or the estimated discount rate increases and the goodwill recorded at each of these reporting units. In management’s opinion, these are the reasonably likely scenarios to occur and would have a material effect on the outcome of the fair value assessment and could result in a material goodwill impairment.

	Profitability decrease	Profitability decrease	Profitability decrease
	5% (all other	10% (all other	15% (all other
	assumptions remain	assumptions remain	assumptions remain
	constant)	constant)	constant)
Number of reporting units that could be required to perform an interim impairment analysis	1	4	5
Goodwill as of December 31, 2008 at reporting units that would be required to perform an interim impairment analysis	$23.5 million	$28.3 million	$40.9 million
Indefinite lived intangible assets as of December 31, 2008 that would be required to perform an interim impairment analysis	$8.0 million	$10.5 million	$14.3 million

	Discount rate increase 50 basis	Discount rate increase 100 basis
	points (all other assumptions	points (all other assumptions
	remain constant)	remain constant)
Number of reporting units that could be required to perform an interim impairment analysis	1	1
Goodwill as of December 31, 2008 at reporting units that could be required to perform an interim impairment analysis	$23.5 million	$23.5 million
Indefinite lived intangible assets as of December 31, 2008 that would be required to perform an interim impairment analysis	$8.0 million	$8.0 million
There are five reporting units that could be required to perform an interim impairment analysis if profitability decreased 15% and all other assumptions remain constant. The reporting units’ estimated fair value, carrying value and goodwill balance as of December 31, 2008 is as follows:

				Goodwill
	Estimated	Carrying		balance
Reporting Unit	Fair Value	Value	Difference	12/31/08
Ameridrives	17,823	16,854	969	3,411
TB Woods	73,283	72,971	312	23,530
Matrix	8,989	8,223	766	765
All Power	16,298	14,884	1,414	628
Boston Gear	67,516	59,799	7,718	12,602

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
During 2009, we have not identified any events that required us to perform an interim impairment analysis.
Results of Operations

	Quarter Ended		Year to date ended
	September 26,	September 27,	September 26,	September 27,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$104,766	$159,448	$341,183	$490,523
Cost of sales	76,194	113,627	250,950	346,517

Gross profit	28,572	45,821	90,233	144,006
Gross profit percentage	27.27%	28.74%	26.45%	29.36%
Selling, general and administrative expenses	19,290	25,655	60,971	76,816
Research and development expenses	1,508	1,663	4,569	5,160
Other post employment benefit plan settlement gain	—	(107)	(1,467)	(276)
Restructuring costs	1,006	81	5,360	1,149
Loss on disposal of assets	516	—	516	—

Income from operations	6,252	18,529	20,284	61,157
Interest expense, net	6,290	7,302	18,879	22,456
Other non-operating (income) expense, net	(371)	(1,408)	1,248	(2,887)

Income from continuing operations before income taxes	333	12,635	157	41,588
Provision (benefit) for income taxes	(315)	4,000	(143)	14,127

Income from continuing operations	648	8,635	300	27,461
Net loss from discontinued operations, net of income taxes of $43 for the year to date period ended September 27, 2008	—	172	—	(224)

Net income	$648	$8,807	$300	$27,237

Quarter Ended September 26, 2009 compared with Quarter Ended September 27, 2008
(Amounts in thousands unless otherwise noted)

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Net sales	$104,766	$159,448	$(54,682)	-34.3%
The decrease in sales was almost exclusively due to the overall economic decline which has impacted all of our end markets and industries. On a constant currency basis, sales decreased $50.1 million or 31.5%. Our Heavy Duty Clutch & Brake operating segment and our Global Couplings operating segment began to see decreases in sales in the second quarter of 2009, which has continued into the third quarter of 2009. Both of these operating segments sell into late cycle markets and have been impacted by volume decreases. We have seen some modest increases in our order rates at our other operating segments but until worldwide economic conditions improve, we expect continued weakness in our orders.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Gross Profit	$28,572	$45,821	$(17,249)	-37.6%
Gross Profit as a percent of sales	27.3%	28.7%
The decrease in gross profit was due to the significant decrease in sales. As a result of our decrease in sales, we have less leverage on our fixed costs. On a constant currency basis, gross profit decreased $15.8 million or 34.4%. We have taken actions to reduce our expenses and maximize near-term profitability. We expect our full year 2009 gross profit as a percentage of sales to decrease when compared to 2008.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Selling, general and administrative expense (“SG&A”)	$19,290	$25,655	$(6,365)	-24.8%
SG&A as a percent of sales	18.4%	16.1%

The decrease in SG&A was due to our cost reduction efforts which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs. As a result of decreased sales volume we have seen a reduction in outside sales representative commission costs. In addition, during the quarter we required certain U.S. personnel to take furloughs. However, due to the significant decrease in sales, SG&A as a percent of sales increased despite our cost reductions. During the remainder of 2009, we expect to continue to reduce our SG&A costs through plant consolidations, additional headcount reductions and expense elimination.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Research and development expenses (“R&D”)	$1,508	$1,663	$(155)	-9.3%
R&D expenses represented approximately 1% of sales in both periods. We do not expect significant variances in future periods.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Restructuring expenses	$1,006	$81	$925	1142.0%
During 2007, we adopted two restructuring programs. The first was intended to improve operational efficiency by reducing headcount, consolidating our operating facilities and relocating manufacturing to lower cost areas (the “Altra Plan”). The second was related to the acquisition of TB Wood’s and was intended to reduce duplicative staffing and consolidate facilities (the “TB Wood’s Plan”). We recorded approximately $0.1 million of restructuring expenses in the third quarter of 2008 for moving and relocation, severance and non-cash asset impairment. There were no costs related to the Altra Plan or the TB Wood’s Plan incurred in 2009.
In March 2009, we adopted a new restructuring plan (the “2009 Altra Plan”) to improve the utilization of our manufacturing infrastructure and to realign our business with the current economic conditions. We expect the 2009 Altra Plan to improve operational efficiency by reducing headcount and consolidating certain facilities. During the third quarter of 2009, we recorded $1.0 million of restructuring expenses, of which $0.5 million was related to severance, $0.1 million was related to other restructuring charges, (primarily moving and relocation costs) and $0.4 million was non-cash impairment charges. We expect to incur between an additional $2.5 and $3.5 million of expenses associated with workforce reduction and consolidation of facilities in 2009 and between $1.3 million and $1.9 million of such additional expenses in 2010. Beginning in 2010, we expect to see annualized savings from the headcount reductions and consolidation of facilities of approximately $30 million. We expect savings in 2009 to be $17.9 million.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Loss on disposal of assets	$516	$—	$516	N/A
During 2009, we entered into a lease agreement at a new facility in China. As of September 26, 2009, we have exited our previous facility and moved into the new location. We recorded a loss to dispose of the leasehold improvements associated with the old location.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Interest Expense, net	$6,290	$7,302	$(1,012)	-13.9%

Net interest expense decreased due to the lower average outstanding balance of the Senior Secured Notes and the Senior Notes, resulting in a reduction of interest expense by $0.9 million. In addition, in the third quarter of 2008 we paid additional premiums of $0.5 million associated with the repurchase of Senior Secured Notes.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Other non-operating loss (income), net	$(371)	$(1,408)	$1,037	-74%
Other non-operating income for both quarters included rental income of $0.2 million for facility rentals under lease agreements which were part of the sale of TB Wood’s Electronics Division. The remaining balance in each period relates to changes in foreign currency, primarily the Pound Sterling and Euro which strengthened significantly in the third quarter of 2008.

	Quarter Ended
	September 26,	September 27,
	2009	2008	Change	%

Provision (benefit) for income taxes	$(315)	$4,000	$(4,315)	-107.9%
Provision (benefit) for income taxes as a % of income from continuing operations before income taxes	-94.6%	31.7%
During the third quarter of 2009, the Company negotiated an agreement with a foreign taxing authority. The agreement allows the Company to fully deduct certain interest charges that had previously been classified as non-deductible in 2009. The benefit from this deduction resulted in the Company recording a benefit for income taxes in the quarter to date period ended September 26, 2009.

Year to Date Period Ended September 26, 2009 compared with Year to Date Period Ended September 27, 2008
(Amounts in thousands unless otherwise noted)

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Net sales	$341,183	$490,523	$(149,340)	-30.4%
The decrease in sales is almost exclusively due to the overall economic decline which has impacted all of our end markets and industries. On a constant currency basis, sales decreased $126.1 million or 25.7%. We saw substantial decreases in sales at our Heavy Duty Clutch & Brake operating segment and at our Global Couplings operating segment beginning in the second quarter of 2009, which has continued into the third quarter of 2009. Both of these operating segments sell into late cycle markets and began to see volume decreases in the second quarter of 2009. As a result, on a year to date basis Heavy Duty Clutch & Brake sales decreased 20.2% and Global Couplings decreased 22.1%. We have seen some modest increases in our order rates in our other operating segments but until worldwide economic conditions improve, we expect continued weakness in our orders.

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Gross Profit	$90,233	$144,006	$(53,773)	-37.3%
Gross Profit as a percent of sales	26.4%	29.4%
The decrease in gross profit was due to the significant decrease in sales. As a result of our decrease in sales, we have less leverage on our fixed costs. On a constant currency basis, gross profit decreased $45.2 million or 31.4%. We have taken actions to reduce our expenses and maximize near-term profitability. We expect our full year 2009 gross profit as a percentage of sales to decrease when compared to 2008.

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Selling, general and administrative expense (“SG&A”)	$60,971	$76,816	$(15,845)	-20.6%
SG&A as a percent of sales	17.9%	15.7%
The decrease in SG&A was due to our cost reduction efforts which began in the fourth quarter of 2008. Our cost reduction efforts were focused on headcount reductions and the elimination of non-critical expenses which decreased our overall SG&A costs. As a result of decreased sales volume we have seen a reduction in outside sales representative commission costs. In addition, we have suspended the 401(k) company and matching contributions and required furloughs. However, due to the significant decrease in sales, SG&A as a percent of sales increased despite our cost reductions. During the remainder of 2009, we expect to continue to reduce our SG&A costs through plant consolidations, additional headcount reductions and expense elimination.

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Research and development expenses (“R&D”)	$4,569	$5,160	$(591)	-11.5%

R&D expenses represented approximately 1% of sales in both periods. We do not expect significant fluctuations in future periods.

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Restructuring expenses	$5,360	$1,149	$4,211	366.5%
As discussed above, during 2007, we adopted the Altra Plan and the TB Wood’s Plan. We recorded approximately $1.1 million in the year to date period ended September 27, 2008 of restructuring expenses for moving and relocation, severance and non-cash asset impairment. There were no costs related to the Altra Plan or the TB Wood’s Plan incurred in 2009.
As discussed above, in March 2009, we adopted the 2009 Altra Plan. The 2009 Altra Plan will improve operational efficiency by reducing headcount and consolidating certain facilities. During the third quarter of 2009, we recorded $1.0 million of restructuring $0.5 million related to severance, $0.1 million related to other restructuring charges, mainly moving and relocation costs and $0.4 million of non-cash impairment charges. We expect to incur between an additional $2.5 and $3.5 million of expenses associated with workforce reduction and consolidation of facilities in 2009 and between $1.3 million and $1.9 million of such additional expenses in 2010. Beginning in 2010, we expect to see annualized savings from the headcount reductions and consolidation of facilities of approximately $30 million. We expect savings in 2009 to be $17.9 million.

	Year ended
	September 26,	September 27,
	2009	2008	Change	%

Loss on disposal of assets	$516	$—	$516	N/A
During 2009, we entered into a lease agreement at a new facility in China. As of September 26, 2009, we have exited our previous facility and moved into the new location. We recorded a loss to dispose of the leasehold improvements associated with the old location.

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Interest Expense, net	$18,879	$22,456	$(3,577)	-15.9%
Net interest expense decreased due to the lower average outstanding balance of the Senior Secured Notes and Senior Notes, resulting in a reduction of interest expense by $2.4 million. In addition, in the year to date period ended September 27, 2008, we re-paid $27.5 million of the Senior Secured Notes and $1.3 million of the Senior Notes at a premium of $1.4 million. In the year to date period ended September 26, 2009, we re-paid $22.2 million of the Senior Secured Notes and $5.0 million of the Senior Notes at a net premium of $0.1 million.

Other post employment benefit plan settlement gain
In March 2009, we reached a new collective bargaining agreement with the union at our Erie, Pennsylvania facility. One of the provisions of the new agreement eliminates benefits that employees were entitled to receive through the existing other post employment benefit plan (“OPEB”). OPEB benefits will no longer be available for retired and active employees. This resulted in an OPEB settlement gain of $1.5 million in the year to date period ended September 26, 2009.

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Other non-operating income (loss), net	$1,248	$(2,887)	$4,135	-143%
Other non-operating income for both quarters included rental income of $0.3 million for facility rentals under lease agreements which were part of the sale of the Electronics Division. This amount is offset by an adjustment to the assets that had previously been held for sale. During the first quarter of 2009, we reclassified two buildings from assets held for sale to assets held and used. We recorded a cumulative catch up of depreciation expense of $0.2 million. In addition, during the second quarter of 2009, we sold Saftek Ltd., Inc. In connection with the sale we recorded a $0.2 million loss on the sale. The remaining balance in each period relates to changes in foreign currency, primarily the Pound Sterling and Euro.

	Year to Date Period Ended
	September 26,	September 27,
	2009	2008	Change	%

Provision (Benefit) for income taxes, continuing operations	$(143)	$14,127	$(14,270)	-101.0%
Provision for income taxes as a % of income before taxes	-91.1%	34.0%
During 2009, we entered into a lease agreement at a new facility in China. As of September 26, 2009, we have exited our previous facility and moved into the new location. We recorded a loss to dispose of the leasehold improvements associated with the old location.
Discontinued Operations
On December 31, 2007, the Company completed the divestiture of the TB Wood’s adjustable speed drives business (“Electronics Division”) to Vacon PLC (“Vacon”) for $29.0 million. The decision to sell the Electronics Division was made to allow the Company to continue its strategic focus on its core electro-mechanical power transmission business.
The $0.2 million loss from discontinued operations in the year to date period ended September 27, 2008 was comprised of a working capital adjustment, net of taxes.

Liquidity and Capital Resources
Overview
We finance our capital and working capital requirements through a combination of cash flows from operating activities and borrowings under our Senior Revolving Credit Agreement. We expect that our primary ongoing requirements for cash will be for working capital, debt service, capital expenditures, expenditures in connection with restructuring activities and pension plan funding. In the event additional funds are needed, we could borrow additional funds under our Senior Revolving Credit Agreement, attempt to refinance our 9% Senior Secured Notes, or attempt to raise capital in debt or equity markets. Presently, we have capacity under our Senior Revolving Credit Agreement to borrow $26.8 million. Of this total capacity, we can borrow up to approximately $14.3 million without being required to comply with any financial covenants under the agreement. In order to refinance the existing 9% Senior Secured Notes, we would incur a pre-payment premium of 4.5% of the principal balance through December 1, 2009, 2.3% through December 1, 2010 and 0% after that date. There can be no assurance however that additional debt financing will be available on commercially acceptable terms, if at all. Similarly, there can be no assurance that equity financing will be available on commercially acceptable terms, if at all.
Despite a net income of $0.3 million in the first nine months of 2009, during that period we saw an increase in our cash balance of $19.9 million versus an increase in our cash balance of $4.0 million in the same period in 2008. Our continued focus on managing working capital allowed us to continue to generate cash flows from operations. We expect to continue to be able to generate cash flows from operations for the remainder of 2009 primarily from working capital management.
Net Cash

	September 26,	December 31,
	2009	2008
	(in thousands)

Cash and cash equivalents	$71,939	$52,073
Cash and cash equivalents increased $19.9 million in the year to date period ended September 26, 2009.
Net cash provided by operating activities for the year to date period ended September 26, 2009 was $52.1 million. This resulted primarily from cash provided from net income, the add-back of non-cash depreciation, amortization, stock based compensation, accretion of net debt discount, deferred financing costs, non-cash loss on foreign currency and a fixed asset impairment charge all totaling $25.1 million. In addition, there was a net decrease in working capital of $28.4 million. The decrease in working capital was mainly due to a decrease in inventory of $27.6 million, due to a focus on reducing our inventory levels throughout the organization. This was offset by a non-cash other post employment benefit plan settlement gain of $1.5 million.
Net cash used in investing activities was $5.1 million for the year to date period ended September 26, 2009. This resulted from the purchase of manufacturing equipment.
Net cash used by financing activities was $30.1 million for the year to date period ended September 26, 2009. This resulted primarily from repurchases of our Senior Notes of $5.0 million and our Senior Secured Notes of $22.2 million, payment on our Senior Revolving Credit Agreement of $3.0 million, payments of capital lease obligations of $0.6 million,$0.5 million of payments on mortgages and $0.3 million of net payments to our Parent. This was offset by the proceeds from additional borrowings under an existing mortgage of $1.5 million.

Liquidity

	Amounts in millions
	September 26,		December 31,
	2009		2008

Debt:
Senior Revolving Credit Agreement	$—		$—
TB Wood’s Credit Agreement	3.0		6.0
Overdraft agreements	—		—
9% Senior Secured Notes	220.3		242.5
11.25% Senior Notes	—		4.7
Variable Rate Demand Revenue Bonds	5.3		5.3
Mortgages	3.3		2.3
Capital leases	2.0		2.6

Total Debt	$233.9		$263.4
Cash	$71.9		$52.1
Net Debt	$162.0	53.6%	$211.3	62.1%

Shareholders’ Equity	$140.3	46.4%	$128.9	37.9%
Total Capitalization	$302.3	100%	$340.2	100%
As of September 26, 2009, we had approximately $233.9 million of total indebtedness outstanding including capital leases and mortgages. Approximately 98% of our borrowings are fixed rate loans and therefore we do not believe that our vulnerability to interest rate changes is significant.
Our Senior Revolving Credit Agreement provides for senior secured financing of up to $30.0 million, including $10.0 million available for letters of credit through November 30, 2010. The Senior Revolving Credit Agreement requires us to comply with a minimum fixed charge coverage ratio of 1.20 for all four quarter periods when availability falls below $12.5 million. Our availability under the Senior Revolving Credit Agreement has never dropped below $12.5 million and we do not believe that it will in the foreseeable future. Our 9% Senior Secured Notes do not contain any financial covenants. As of September 26, 2009, there were no outstanding borrowings, but there were $3.2 million of outstanding letters of credit issued under our Senior Revolving Credit Agreement.
We were in compliance with all financial and non-financial covenants under the Senior Revolving Credit Agreement and Senior Secured Notes as of September 26, 2009.
We had $3.0 million of principal borrowings outstanding and $6.1 million of outstanding letters of credit as of September 26, 2009 under the TB Wood’s Revolving Credit Agreement, which is due in 2010.
We made capital expenditures of approximately $5.1 million and $12.2 million in the year to date periods ended September 26, 2009 and September 27, 2008, respectively. These capital expenditures were used to support on-going manufacturing requirements. We expect to have additional capital expenditures of between $3.0 million and $4.0 million for the remainder of 2009.
We have cash funding requirements associated with our pension plan which are estimated to be zero for the remainder of 2009, $0.5 million for 2010, $1.5 million for 2011, $1.5 million for 2012 and $1.5 million for 2013.
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

There can be no assurance that our business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized or that future borrowings will be available under our senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to refinance any of our indebtedness, including our Senior Revolving Credit Agreement and the Senior Secured Notes as they become due. Our ability to access capital in the long term will depend, among other things, on the condition of capital markets and on the availability of capital to us on commercially reasonable terms, if at all, at the time we are seeking funds. See the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of certain factors that may affect our liquidity. In addition, our ability to borrow funds under our Senior Revolving Credit Agreement will depend on our ability to satisfy the financial and non-financial covenants contained in that agreement.
Contractual Obligations
From time to time, we may repurchase our Senior Secured Notes in open market transactions or privately negotiated transactions, subject to certain restrictions in our Senior Revolving Credit Agreement. As of September 26, 2009, the remaining principal balance on our Senior Secured Notes was $220.3 million. The balance is due December 1, 2011.
Other than repayments of debt, there were no significant changes in our contractual obligations subsequent to December 31, 2008.

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
During the reporting period, there have been no material changes to the quantitative and qualitative disclosures regarding our market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-Q, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. As of September 26, 2009 or the Evaluation Date, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 26, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
During the reporting period, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number		Description

3.1	(1)	Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Altra Industrial Motion, Inc.’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on May 16, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTRA INDUSTRIAL MOTION, INC.
November 10, 2009	By:	/s/ Carl R. Christenson
		Name:	Carl R. Christenson
		Title:	President and Chief Executive Officer

November 10, 2009	By:	/s/ Christian Storch
		Name:	Christian Storch
		Title:	Vice President and Chief Financial Officer

November 10, 2009	By:	/s/ Todd B. Patriacca
		Name:	Todd B. Patriacca
		Title:	Vice President of Finance, Corporate Controller and Assistant Treasurer

EXHIBIT INDEX

Exhibit
Number		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.